Form 10-Q
period 1996-03-31
ALLIED LIFE FINANCIAL CORP
filed 1996-05-13
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-24404



                        ALLIED Life Financial Corporation
             (Exact name of registrant as specified in its charter)

                                      Iowa
         (State or other jurisdiction of incorporation or organization)

                                   42-1406716
                      (I.R.S. Employer Identification No.)

                       701 Fifth Avenue, Des Moines, Iowa
                    (Address of principal executive offices)

                                   50391-2003
                                   (Zip Code)

                                  515-280-4211
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of May 1, 1996:


                        4,634,956 shares of Common Stock.

                        This document contains 18 pages.

                                                            PART I

Item 1.  Financial Statements


                          ALLIED Life Financial Corporation and Subsidiaries
                                      Consolidated Balance Sheets


                                                                               March 31,        December 31,
                                                                                 1996               1995


Assets

   Investments

     Fixed maturities

       Held to maturity at amortized cost
         (fair value $217,352,280 and $232,252,223)                          $    210,293,784    $   219,418,225

       Available for sale at fair value

           (amortized cost $425,828,107 and $401,492,967)                         432,844,869        425,098,718

     Equity securities at fair value
         (cost $4,762,438 and $4,256,516)                                           4,954,344          4,332,107
     Mortgage loans on real estate                                                  1,750,250          1,829,450
     Policy loans                                                                  10,049,670          9,526,033
     Short-term investments, at cost                                                  960,564            721,612


              Total investments                                                   660,853,481        660,926,145

   Accrued investment income                                                       10,180,146          8,697,634

   Accounts receivable                                                                500,845            566,853

   Reinsurance ceded receivables                                                    5,661,885          7,626,401

   Current income taxes recoverable                                                     -----            869,664

   Deferred policy acquisition costs                                               88,356,329         79,717,529

   Other assets                                                                     1,590,743          1,543,033



       Total                                                                 $    767,143,429    $   759,947,259









      See accompanying Notes to Interim Consolidated Financial Statements.

                           ALLIED Life Financial Corporation Subsidiaries
                                    Consolidated Balance Sheets






                                                                                    March 31,       December 31,
                                                                                      1996              1995

Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                       $    420,067,067    $   412,216,412
     Universal life contracts                                                     172,219,703        168,654,188
     Other                                                                          7,348,257          7,634,517
   Future policy benefits                                                          28,922,960         28,149,304
   Policy and contract claims                                                       4,304,874          4,827,540
   Other policyholder funds                                                         1,433,543            867,336


                                                                                  634,296,404        622,349,297

Checks drawn in excess of bank balances                                             1,251,057          2,037,432
Amounts payable to reinsurers                                                         278,097          1,010,800
Current income taxes payable                                                          199,280              -----
Deferred income taxes                                                              10,218,407         13,452,845
Indebtedness to affiliates                                                            142,208            139,380
Note payable (note 2)                                                              13,325,000         16,605,000
Other liabilities                                                                   9,541,421          2,670,685


         Total liabilities                                                        669,251,874        658,265,439



Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,038,730 in 1996 and 2,004,898 in 1995                        22,120,220         21,753,143

     ESOP Series, authorized  300,000 shares, issued
     and outstanding 96,816 in 1996 and 82,029 in 1995                              1,376,091          1,117,780
Common stock, no par value, $1 stated value,
    authorized 25,000,000 shares, issued and outstanding
    4,634,554 in 1996 and 4,632,559 in 1995                                         4,634,554          4,632,559
Additional paid-in capital                                                         48,804,970         48,773,783
Retained earnings                                                                  18,311,801         16,237,501
Unrealized appreciation of investments, net                                         2,643,919          9,167,054


              Total stockholders' equity                                           97,891,555        101,681,820


                 Total liabilities and stockholders' equity                  $    767,143,429    $   759,947,259








      See accompanying Notes to Interim Consolidated Financial Statements.

                        ALLIED Life Financial Corporation and Subsidiaries
                                 Consolidated Statements of Income

                                                                                       Three Months Ended
                                                                                           March 31,


                                                                                    1996                1995


Revenues
Insurance revenues
   Policyholder assessments on universal life contracts                        $    5,167,300      $     4,901,177
   Surrender charges                                                                  628,460              635,432
   Life insurance premiums                                                          2,832,887            3,030,792
   Other insurance income                                                             805,428              616,236
   Reinsurance premiums ceded                                                      (2,063,720)          (1,723,457)

     Total insurance revenues                                                       7,370,355            7,460,180

Investment income                                                                  11,749,917           10,688,042
Realized investment losses                                                            (84,184)            (113,548)
Other income                                                                          287,986              138,939

                                                                                   19,324,074           18,173,613
Benefits and Expenses
Policyholder benefits
   Interest credited to policyholder account balances
     Annuity contracts                                                              5,800,453            5,225,339
     Universal life contracts                                                       2,375,262            2,387,083
     Other                                                                             84,197               74,271
   Death benefits                                                                   1,503,420            1,569,459
   Other policyholder benefits                                                      1,357,260            1,933,976

       Total policyholder benefits                                                 11,120,592           11,190,128

Amortization of deferred policy acquisition costs                                   1,732,594            1,356,261

Commissions                                                                           669,331              677,997

Affiliated operating expenses                                                         323,156              374,761

Other insurance operating expenses                                                  1,434,021            1,102,017


                                                                                   15,279,694           14,701,164


Income before income taxes                                                          4,044,380            3,472,449


Income taxes
   Current                                                                          1,069,061            1,415,598
   Deferred                                                                           278,019             (311,984)

                                                                                    1,347,080            1,103,614


Net Income                                                                    $     2,697,300      $     2,368,835

Net income applicable to common stock                                         $     2,306,015      $     2,003,517

Earnings per Common share                                                     $           .50      $           .44

Weighted average number of common shares outstanding                                4,633,202            4,590,096





      See accompanying Notes to Interim Consolidated Financial Statements.

                           ALLIED Life Financial Corporation and Subsidiaries
                                  Consolidated Statements of Cash Flows

                                                                                       Three Months Ended
                                                                                            March 31,


                                                                                    1996                1995


Cash flow from operating activities
   Net income                                                                 $     2,697,300      $   2,368,835
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                         (5,167,300)        (4,901,177)
      Surrender charges                                                              (628,460)          (635,432)
      Interest credited to policyholder account balances                            8,259,912          7,686,693
      Realized investment losses                                                       84,184            113,548
      Change in
       Accrued investment income                                                   (1,482,512)        (1,248,737)
       Reinsurance ceded receivables                                                1,964,516           (190,429)
       Deferred policy acquisition costs                                           (2,201,719)        (3,588,346)
       Liabilities for future policy benefits                                         773,656          1,570,950
       Policy and contract claims and other policyholder funds                         43,541           (680,088)
       Income taxes
         Current                                                                    1,068,944          1,410,199
         Deferred                                                                     278,019           (311,984)
      Other, net                                                                     (673,378)        (1,343,896)


         Net cash provided by operating activities                                  5,016,703            250,136


Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                   (6,500,000)       (15,001,732)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                              15,534,368          5,606,112
   Purchase of fixed maturities available for sale                                (50,627,478)       (22,397,736)
   Proceeds from sale of fixed maturities available for sale                       30,617,977          6,200,406
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                             2,489,422             83,742
   Purchase of equity securities                                                     (505,922)             -----
   Proceeds from repayment of mortgage loans                                           78,365            109,232
   Change in policy loans, net                                                       (523,637)            71,431


         Net cash used in investing activities                                     (9,436,905)       (25,328,545)



Cash Flows from Financing Activities
Change in checks drawn in excess of bank balances                                    (786,375)          (307,310)
Deposits to policyholder account balances                                          20,238,719         39,750,524
Withdrawals from policyholder account balances                                    (11,572,961)       (12,610,829)
Change in note payable, net                                                        (3,280,000)        (3,750,000)
Proceeds from issuance of stock, net                                                  291,494            327,586
Dividends paid to stockholders                                                       (231,723)          (183,790)


        Net cash provided by financing activities                                   4,659,154         23,226,181


Net Increase (Decrease) in Cash and Short-term Investments                            238,952         (1,852,228)

Cash and short-term investments at beginning of year                                  721,612          3,465,285

Cash and short-term investments at end of quarter                             $       960,564      $   1,613,057


            See accompanying Notes to Interim Consolidated Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation (the Company) and its subsidiaries on a consolidated basis.

At March 31, 1996, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 53% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 1%. The remainder was owned by public stockholders.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Life Financial Corporation 1995 Annual Report to Stockholders. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles
(GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated.

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At March 31, 1996, the Company had a loan outstanding of $1,024,711. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of March 31, 1996 borrowings on this line of credit agreement were $13,325,000 at an interest rate of 5.85% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $31,672,054.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ALLIED Life Financial Corporation is an insurance holding company formed by ALLIED Mutual Insurance Company (ALLIED Mutual) in 1993. The financial statements include the accounts of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc. (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). ALLIED Life accounts for substantially all of the Company's operations and sells primarily universal life insurance, term life insurance, and annuity products.

ALLIED Life's universal life insurance products provide life insurance coverages with flexible premium payments determined by policyholders and accumulate cash value over the policy term. Premiums received less policy assessments for administration expenses and mortality costs are credited to policyholder account balances, to which tax-deferred interest is credited at rates adjusted periodically by ALLIED Life. Surrender charges may be deducted from the account balances if policies are surrendered within a specified period after their effective dates.

Term life insurance policies provide life insurance protection over a specified number of years. Policyholders remit premiums for the insurance protection but accumulate no cash value.

Annuity contracts are products which provide for fixed or variable periodic benefit payments that commence according to contract terms and permit interest income to accumulate on a tax-deferred basis. Considerations paid by policyholders are credited to their accounts and earn interest at rates determined by ALLIED Life. To encourage policy persistency, surrender charges are imposed against account balances for early termination of annuity contracts.

In accordance with GAAP, universal life insurance premiums received are shown as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for universal life products consist of fee income from mortality charges, administration expenses, and surrender charges assessed against the account balances. Surrender benefits paid are reflected as decreases in liabilities for these account balances and not as expenses. Interest credited to account balances is reported as benefit expenses in the financial statements.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Premium revenues reported for term life insurance products are recognized as revenues when due. Benefits relating to these products are associated with earned premiums. They are reported as benefit expenses by means of the change in the liabilities for future policy benefits so as to recognize profits over the premium-paying periods of the policies.

Annuity considerations received and surrender benefits paid are shown as increases and decreases to liabilities for policyholder account balances and are not shown as revenues or expenses. Revenues reported for annuity products consist of surrender charges deducted from policyholder accounts. Expenses consist of interest credited to account balances.

Another source of revenues for ALLIED Life is investment income earned from the funds deposited to accounts by universal life and annuity policyholders, a portion of which is passed through to these policyholders in the form of interest credited.

The costs related to acquiring new business (principally commissions), certain costs of issuing policies, and certain other variable selling expenses (defined as deferred policy acquisition costs) are capitalized and amortized into expenses primarily in proportion to the present value of expected gross profits. The amortization is adjusted when ALLIED Life revises its estimate of current or future gross profits. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than expected and when investments are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect ALLIED Life's exposure to mortality risk. They fluctuate from period to period based on the level of claims incurred under its insurance retention limit.

Profitability is primarily affected by investment spread (the excess of investment income earned over the amounts credited as interest to policyholder accounts, mortality experience (difference between actual and expected death and other policyholder benefits), and the ability to control policy acquisition costs and other operating expenses. ALLIED Life's relatively small size means that its operating results may be affected significantly by the level of death and other policyholder benefits incurred in any one reporting period.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

The following table reflects ALLIED Life's production information and pretax operating results excluding realized investment losses and related amortization of deferred policy acquisition costs for the periods indicated.


                                                                                  Life Insurance Operations


                                                                                       Three Months Ended

                                                                                            March 31,


                                                                                    1996                1995

                                                                                     (Dollars in thousands)
Production information
   Life insurance
     Life insurance face amount in force
       Directly produced by agents
         Universal Life                                                          $  4,228,392       $  4,087,739
         Term life                                                                  3,555,948          2,886,125
         Whole life                                                                    49,688             47,960

                                                                                    7,834,028          7,021,824

       Other                                                                          382,440            526,690


                                                                                 $  8,216,468       $  7,548,514

     Face amount of new life insurance sold
       Directly produced by agents
         Universal Life                                                          $     98,326       $    242,142
         Term life                                                                    293,833            285,603
         Whole life                                                                       977                792

                                                                                      393,136            528,537

       Other                                                                            4,347              5,957


                                                                                 $    397,483       $    534,494


     Life insurance termination rate
         Universal life                                                                   7.0%               7.8%
         Term life                                                                       17.8%              19.5%

   Annuities

     Account balance                                                             $    420,067       $    368,641

     First-year annuity premiums                                                 $      9,268       $     29,154




Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

                                       Life Insurance Operations (Continued)

                                                                                       Three Months Ended
                                                                                          March 31,



                                                                                     1996               1995

                                                                                      (Dollars in thousands)
Profitability

   Investment income                                                               $  11,739         $  10,635

   Interest credited on
     Annuities                                                                         5,801             5,225
     Universal Life                                                                    2,375             2,387
     Other                                                                                84                74

         Total interest expense                                                        8,260             7,686

         Investment spread                                                             3,479             2,949

   Fee income
     Universal life charges                                                            5,685             5,285
     Annuity surrender charges                                                           111               252

         Total fee income                                                              5,796             5,537

   Other insurance income                                                              1,575             1,923

         Adjusted insurance revenues                                                  10,850            10,409

   Other expenses
     Amortization of deferred policy acquisition costs (1)                             1,762             1,406
     Renewal commissions                                                                 568               595
     Other operating expenses                                                          1,597             1,421

         Total acquisition and operating expenses                                      3,927             3,422

     Death benefits, net                                                               1,503             1,569
     Other policyholder benefits                                                       1,358             1,934

         Total other expenses                                                          6,788             6,925

   Income before income taxes and realized investment
     losses from insurance operations                                              $   4,062         $   3,484

(1) Excludes excess amortization of deferred policy acquisition costs resulting from net realized investment losses.


RESULTS OF OPERATIONS
Consolidated revenues for the three months ended March 31, 1996 were $19.3 million, a 6.3% increase over the $18.2 million reported for the first quarter of 1995. The increase was primarily attributable to higher investment income, which rose 9.9% to $11.7 million from $10.7 million. This increase resulted from the 14.9% growth in invested assets.

Operating income increased 15.9% to $4.1 million through March 31, 1996 from $3.5 million through March 31, 1995. Net income totaled $2.7 million, up 13.9% from $2.4 million through March 31, 1995. Operating earnings per common share rose to $0.51 through March 31, 1996 from $0.45 through March 31, 1995; net income per common was $0.50 compared with $0.44 for the same periods. Higher investment income more than offset an increase in interest credited to policyholders, amortization of deferred policy acquisition costs and other expenses incurred.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Life Insurance Operations

Total life insurance in force grew 8.8% to $8.2 billion at March 31, 1996 from $7.5 billion at March 31, 1995. The increase was due to policy retention and insurance sales.

The face amount of new life insurance sold directly by agents through March 31, 1996 decreased 25.6% to $393.1 million from $528.5 million through March 31, 1995. The primary factor was a 59.4% decrease in the face amount of new universal life insurance sold to $98.3 million from $242.1 million. Lower market interest rate levels during the quarter have reduced the attractiveness of the savings element of universal life products, affecting sales. Policyholder account balances, however, were up 8.1%, and fee income increased 7.6% to $5.7 million from $5.3 million.

The face amount of new term life insurance sold directly by agents increased 2.9% to $293.8 million through March 31, 1996 from $285.6 million through March 31, 1995. Sales of ALLIED Life's ten-year term product have remained strong and the twenty-year term product introduced in the fourth quarter, 1995 also contributed to the increased sales.

First-year annuity premiums decreased 68.2% to $9.3 million through March 31, 1996 from $29.2 million through March 31, 1995. The decrease was due to the flat interest yield curve during the quarter, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. To combat the flat yield curve, ALLIED Life introduced an indexed deferred annuity product March 29, 1996. While guaranteeing the return of principle to the customer, their annuity return is based on a percentage of the gain of the S&P 500 index. This new product is expected to begin to contribute to sales in the second quarter of 1996. The total annuity account balance increased 14% to $420.1 million at March 31, 1996 from $368.6 million at March 31, 1995.

Adjusted insurance revenues increased 4.2% to $10.8 million for the first three months of 1996 from $10.4 million for the first three months of 1995. The increase was primarily attributable to increased investment spread and greater fee income. The growth in life insurance in force and policyholder account balances permitted invested assets to increase 15.4% to $660 million at March 31, 1996 from $571.8 million at March 31, 1995, allowing investment income to increase by 10.4%. ALLIED Life's return on invested assets through March 31, 1996 decreased to 7.28% from 7.55% through March 31, 1995. The decrease was due to the fact that ALLIED Life was reinvesting maturing investments at lower interest rates.

Investment spread through the first quarter of 1996 and 1995 grew to $3.5 million from $2.9 million. Annual average interest-credited rates on universal life contracts decreased to 5.6% from 6.1% and on annuities decreased to 5.6% from 5.9%. The ratio of investment spread to investment income increased to 29.6% from 27.7% despite the volatile interest rate environment. This increase is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

Amortization of deferred policy acquisition costs through the first quarter of 1996 and 1995 increased 25.3% to $1.8 million from $1.4 million because of ALLIED Life's increase in profitability. Other insurance operating expenses increased 12.4% to $1.6 million from $1.4 million, a result of product development costs and overall growth.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Death benefits net of reinsurance through the first quarter of 1996 and 1995 decreased 4.2% to $1.5 million from $1.6 million. Other policyholder benefits decreased 29.8% to $1.4 million from $1.9 million as a result of decreased reserves on supplemental contracts.

ALLIED Life's operating income before taxes through March 31, 1996 and 1995 was up 16.6% to $4.1 million from $3.5 million. The increase occurred because the improved investment spread and lower death and other policyholder benefits more than offset the higher deferred policy acquisition costs and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the first quarter 1996. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

The Company's cash inflows consist primarily of deposits to policyholder account balances, income from sales, maturities and calls of investments, and repayments of investment principal. The Company's cash outflows primarily are related to policyholder account withdrawals, investment purchases, policy acquisition costs, policyholder benefits, and current operating expenses. These outflows typically are met from normal annual premium and net investment cash inflows.

In the first quarter of 1996, the Company operations provided cash inflows of $5 million and financing activities provided cash inflows of $4.7 million. In the first quarter of 1995 it was $250,000 and $23.2 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

Matching the investment portfolio maturities to the cash flow demands of the insurance coverages being provided is an important consideration. The Company continually monitors benefit and claims statistics to project future cash requirements. As part of this monitoring process, the Company performs cash-flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, the Company establishes a level of cash and securities that when combined with expected net cash inflows from operations, maturities of fixed-maturity investments, principal payments on mortgage-backed securities, and its insurance products is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

A source of cash flows for the holding company is dividend payments from ALLIED Life. During the first quarter of 1996, the Company paid cash dividends on common stock of $232,000. ALLIED Life paid to the Company dividends of $237,500 to fund the Company's dividend requirements.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 1, 1997. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At March 31, 1996, the

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Company had outstanding borrowings of $13.3 million under the line of credit agreements and borrowings of $1 million from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of March 31, 1996, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking an additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II



Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibit 10.12 - Federal Home Loan Bank Open Line of Credit Application and Terms Agreement dated March 13, 1996 with ALLIED Life Insurance
     Company.
      Exhibit 11     -   Statement re Computation of Per Share Earnings.

      Exhibit 27     -   Financial Data Schedule

(b) There were no reports  filed on Form 8-K during the first quarter of 1996.
















                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLIED Life Financial Corporation
                                                        (Registrant)



Date: May 10, 1996              By:       /s/   Wendell P. Crosser
                                ----------------------------------------
                                Wendell P. Crosser, Vice President and Treasurer
                               (Principal Financial Officer and Principal
                                Accounting Officer)