Form 10-Q
period 1996-06-30
ALLIED LIFE FINANCIAL CORP
filed 1996-08-09
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-22404



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of August 1, 1996:


                        4,640,639 shares of Common Stock.

                       This document contains 19 pages.


                                                            PART I

Item 1.  Financial Statements

                                 ALLIED Life Financial Corporation and Subsidiaries
                                             Consolidated Balance Sheets




                                                                                 June 30,        December 31,
                                                                                  1996                1995


Assets

   Investments
     Fixed maturities

       Held to maturity at amortized cost
         (fair value $207,774,617 in 1996
           and $232,252,223 in 1995)                                         $    204,063,901    $   219,418,225


       Available for sale at fair value
           (amortized cost $442,024,122 in 1996
           and $401,492,967 in 1995)                                              442,104,524        425,098,718

     Equity securities at fair value
         (cost $5,269,706 in 1996 and $4,256,516 in 1995)                           5,508,817          4,332,107
     Mortgage loans on real estate                                                  1,736,299          1,829,450
     Policy loans                                                                  10,152,607          9,526,033
     Other invested assets (note 4)                                                 4,122,678              -----
     Short-term investments, at cost (note 2)                                       1,527,097            721,612


              Total investments                                                   669,215,923        660,926,145

   Accrued investment income                                                        9,210,244          8,697,634

   Accounts receivable                                                                726,421            566,853

   Reinsurance ceded receivables                                                    5,374,238          7,626,401

   Current income taxes recoverable                                                     -----            869,664

   Deferred policy acquisition costs                                               93,704,294         79,717,529

   Other assets                                                                     2,401,224          1,543,033


       Total assets                                                          $    780,632,344    $   759,947,259







See accompanying Notes to Interim Consolidated Financial Statements.


                                   ALLIED Life Financial Corporation Subsidiaries
                                             Consolidated Balance Sheets

                                                                                 June 30,        December 31,
                                                                                   1996                1995

Liabilities

Policy liabilities
   Policyholder account balances
     Annuity contracts                                                       $    433,196,793    $   412,216,412
     Universal life contracts                                                     175,160,508        168,654,188
     Other                                                                          7,501,901          7,634,517
   Future policy benefits                                                          30,549,517         28,149,304
   Policy and contract claims                                                       3,382,047          4,827,540
   Other policyholder funds                                                         1,244,042            867,336


                                                                                  651,034,808        622,349,297

Checks drawn in excess of bank balances                                             1,434,267          2,037,432
Amounts payable to reinsurers                                                         627,579          1,010,800
Current federal income taxes                                                          882,287              -----
Deferred income taxes                                                               8,685,242         13,452,845
Indebtedness to affiliates                                                            155,679            139,380
Note payable (note 3)                                                              16,930,000         16,605,000
Other liabilities                                                                   3,148,086          2,670,685


         Total liabilities                                                        682,897,948        658,265,439



Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,073,133 in 1996 and 2,004,898 in 1995                        22,493,493         21,753,143

     ESOP Series, authorized  300,000 shares, issued
     and outstanding 93,892 in 1996 and 82,029 in 1995                              1,336,267          1,117,780
Common stock, no par value, $1 stated value,
    authorized 25,000,000 shares, issued and outstanding
    of 4,640,487 in 1996 and 4,632,559 in 1995                                      4,640,487          4,632,559
Additional paid-in capital                                                         48,895,500         48,773,783
Retained earnings                                                                  20,146,749         16,237,501
Unrealized appreciation of investments, net                                           221,900          9,167,054


              Total stockholders' equity                                           97,734,396        101,681,820


                 Total liabilities and stockholders' equity                  $    780,632,344    $   759,947,259









See accompanying Notes to Interim Consolidated Financial Statements.


                                ALLIED Life Financial Corporation and Subsidiaries
                                         Consolidated Statements of Income

                                              Three Months Ended                         Six Months Ended
                                                   June 30,                                  June 30,


                                             1996               1995                1996                 1995


Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts          $    5,086,608      $    5,070,441     $    10,253,908      $     9,971,618
   Surrender charges                          567,911             723,581           1,196,371            1,359,013
   Life insurance premiums                  3,212,473           2,566,100           6,045,360            5,596,892
   Other insurance income                     886,819             676,025           1,692,247            1,292,261
   Reinsurance premiums ceded              (2,203,904)         (1,776,900)         (4,267,624)          (3,500,357)

     Total insurance revenues               7,549,907           7,259,247          14,920,262           14,719,427

Investment income                          11,936,957          11,218,969          23,686,874           21,907,011
Realized investment losses                    (60,290)           (334,282)           (144,474)            (447,830)
Other income                                  270,109             165,248             558,095              304,187

                                           19,696,683          18,309,182          39,020,757           36,482,795


Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                    6,056,648           5,582,778          11,857,101           10,808,117
       Universal life contracts             2,348,317           2,366,554           4,723,579            4,753,637
       Other                                   87,572              54,583             171,769              128,854
   Death benefits                           1,724,322           3,079,874           4,363,397            5,314,912
   Other policyholder benefits              2,075,341             933,771           3,432,601            2,867,747
   Reinsurance recoveries                    (847,120)         (1,506,732)         (1,982,775)          (2,172,311)


        Total policyholder benefits        11,445,080          10,510,828          22,565,672           21,700,956


Amortization of deferred policy
  acquisition costs                         2,109,686           1,874,813           3,842,280            3,231,074
Commissions                                   807,240             657,238           1,476,571            1,335,235
Affiliated operating expenses                 286,429             342,317             609,585              717,078
Other insurance operating expenses          1,407,346           1,323,430           2,841,367            2,425,447

                                           16,055,781          14,708,626          31,335,475           29,409,790

Income before income taxes                  3,640,902           3,600,556           7,685,282            7,073,005

Income Taxes
  Current                                   1,405,807           1,692,334           2,474,868            3,107,932
  Deferred                                   (229,000)           (535,149)             49,019             (847,133)

                                            1,176,807           1,157,185           2,523,887            2,260,799


Net Income                             $    2,464,095      $    2,443,371     $     5,161,395      $     4,812,206

Net income applicable to
  common stock                         $    2,066,844      $    2,072,922     $     4,372,859      $     4,076,439


Earnings Per Common Share              $         0.45      $         0.45     $          0.95      $          0.89





  Weighted average number of
    common shares outstanding               4,635,778           4,605,885           4,634,490            4,598,034



See accompanying Notes to Interim Consolidated Financial Statements


                              ALLIED Life Financial Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                        Six Months Ended
                                                                                          June 30, 1996




                                                                                    1996                1995

Cash Flow From Operating Activities
   Net income                                                                $     5,161,395    $      4,812,206
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                       (10,253,908)         (9,971,618)
      Surrender charges                                                           (1,196,371)         (1,359,013)
      Interest credited to policyholder account balances                          16,752,449          15,690,608
      Realized investment losses                                                     144,471             447,830
      Change in
       Accrued investment income                                                    (512,610)           (429,871)
       Reinsurance ceded receivables                                               2,252,163             (76,937)
       Deferred policy acquisition costs                                          (4,386,713)         (6,298,676)
       Liabilities for future policy benefits                                      2,400,213           2,251,755
       Policy and contract claims and other policyholder funds                    (1,068,787)           (813,440)
       Income taxes
         Current                                                                   1,751,951           1,323,821
         Deferred                                                                     49,022            (847,133)
      Other, net                                                                    (818,183)         (1,456,516)


         Net cash provided by operating activities                                10,275,092           3,273,016


Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                 (18,090,047)        (29,848,837)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                             33,366,232          10,857,468
   Purchase of fixed maturities available for sale                               (86,967,282)       (101,687,339)
   Proceeds from sale of fixed maturities available for sale                      30,467,664          67,949,399
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                           15,799,671           1,446,322
   Purchase of equity securities                                                  (1,013,190)              -----
   Proceeds from repayment of mortgage loans                                          92,420             127,578
   Change in other invested assets, net                                           (4,122,678)              -----
   Change in policy loans, net                                                      (626,574)            (37,814)


         Net cash used in investing activities                                   (31,093,784)        (51,193,223)


Cash Flows from Financing Activities
   Change in checks drawn in excess of bank balances                                (603,165)         (1,105,488)
   Deposits to policyholder account balances                                      47,710,920          73,277,188
   Withdrawals from policyholder account balances                                (25,644,914)        (23,370,777)
   Change in note payable, net                                                       325,000          (3,340,000)
   Proceeds from issuance of stock, net                                              348,133             712,961
   Dividends paid to stockholders                                                   (511,797)           (411,984)


              Net cash provided by financing activities                           21,624,177           45,761,900

Net Increase (Decrease) in Cash and Short-term Investments                           805,485           (2,158,307)
    Cash and short-term investments at beginning of year                             721,612            3,465,285
    Cash and short-term investments at end of quarter                         $    1,527,097     $      1,306,978


See accompanying Notes to Interim Consolidated Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation (the Company) and its subsidiaries on a consolidated basis.

At June 30, 1996, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 53% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 1%. The remainder was owned by public stockholders.

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

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At June 30, 1996, the Company had a cash balance, net of loans outstanding, of $1,371,442. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of June 30, 1996 borrowings on this line of credit agreement were $16,930,000 at an interest rate of 5.57% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $30,798,892.

(4) Hedging Activities

In June 1996, the Company began an interest rate hedging program under whereby certain derivative financial instruments including cash settle put swaptions ("swaptions") and interest rate floors ("floors") were purchased.

               ALLIED Life Financial Corporation and Subsidiaries
         Notes to Interim Consolidated Financial Statements (Continued)

The Company also began to purchase S&P 500 call options as the result of an equity indexed annuity product it introduced at the beginning of the second quarter. The following table presents the carrying values of these instruments at June 30, 1996.


                                                   Carrying
                                                     Value


Fair Value Hedges
   Cash settle put swaptions                     $  2,888,843
   Interest rate floors                             1,233,835
   S&P 500 call options                               616,145



Total                                            $  4,738,823



Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities which may result from extreme increases in interest rates. The current agreements for these instruments, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of June 30, 1996). At June 30, 1996, the Company had entered into agreements for a series of 44 quarterly put swaptions with notional amounts between $3 million and $9 million each.

Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the Company's universal life insurance contracts. The current agreements for the floors, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of June 30, 1996). At June 30, 1996, the Company had entered into agreements for a series of 28 quarterly floors with notional amounts between $140 million and $270 million.

The cost of the interest rate hedging program is not expected to have a material impact on the interest rate margin. For both swaptions and floors,the Company pays only the original premium and is not at risk of further payments regardless of market conditions. The Company does not anticipate making any further purchases of interest rate hedges in 1996.

The Company has introduced an equity indexed annuity product that guarantees the return of principal to the customer and credits interest based on a percentage of the gain of the S&P 500 index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500

               ALLIED Life Financial Corporation and Subsidiaries
         Notes to Interim Consolidated Financial Statements (Continued)

index. The call provides the Company the opportunity to participate in the increases of the S&P 500 index if the market advances. At June 30, 1996 the Company had entered into agreements for 7 call options with notional amounts between $65,000 and $900,000.

Premiums paid to enter these instruments will be capitalized. The swaptions and floors are included in other invested assets, and the S&P 500 call options are included in other assets. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The FASB and the SEC are evaluating the accounting and disclosure requirements for these instruments and as a result this accounting treatment may change in the future. The Company is actively monitoring the proposals which are in the preliminary stages of discussion and the impact of the final standards cannot be clearly projected at this time.

The Company is exposed to the risk of losses in the event of non-performance of the counter parties of the above swaptions, floors, and calls. Losses recorded in the Company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instruments. Economic losses would be measured by the net replacement cost, or fair value, for such instruments if the net fair value is in the Company's favor. The Company limits its exposure to such losses by diversification among reputable counter parties with appropriate credit ratings.

(5) Subsequent event

Effective August 6, 1996, the Board of Directors approved a stock repurchase program to acquire up to 150,000 shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. Completion of this program, expected within 24 months, is dependent upon market conditions. The repurchase program may be terminated at any time at the Company's discretion. The Company has no present intention to cause it shares to be delisted or deregistered as a result of this repurchase program.

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


The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statments due to the following factors, among other risks and uncertainties inherent in the Company's business:

     1.Prevailing interest rate levels, including any continuation of the current relatively flat yield curve for short-term investments in comarison to long-term investments, that may affect the ability of the Company to sell its universal life and fixed annuity products.

     2.Fluctuating interest rate levels and the corresponding adverse affect this could have on equity markets may affect the ability of the Company to sell its equity indexed annuity product.

     3.Overall levels of competitiveness in the life insurance industry.


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


                                                                   Life Insurance Operations


                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,


                                                   1996               1995             1996             1995

                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents

         Universal Life                                                            $  4,244,770     $  4,105,856
         Term life                                                                    3,758,407        3,055,266
         Whole life                                                                      49,392           49,911


                                                                                      8,052,569        7,211,033
       Other                                                                            386,416          436,224

                                                                                   $  8,438,985     $  7,647,257



     Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                         $     88,742     $    122,919      $    187,068     $    365,061
         Term life                                   366,919          302,050           660,752          587,653
         Whole life                                    1,182            1,599             2,159            2,391

                                                     456,843          426,568           849,979          955,105
       Other                                           6,858            3,630            11,205            9,587

                                                $    463,701     $    430,198      $    861,184     $    964,692


       Termination rate
         Universal Life                                  6.5  %           6.8  %            6.8  %           7.3  %
         Term life                                      17.5  %          21.7  %           17.6  %          20.6  %

     Annuities
     Account balance                                                               $    433,197     $    390,476

     First-year annuity premiums                $     16,830     $     23,536      $     26,097     $     52,702




Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

                                       Life Insurance Operations (Continued)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,

                                                       1996            1995              1996            1995

                                                                    (Dollars in thousands)

Investment income                               $     11,924     $     11,156      $     23,663     $     21,792

Interest credited on
     Annuities                                         6,057            5,583            11,857           10,808
     Universal life                                    2,348            2,367             4,724            4,754
     Other                                                87               53               171              129

         Total interest expense                        8,492            8,003            16,752           15,691

         Investment spread                             3,432            3,153             6,911            6,101

Fee income
     Universal life charges                            5,500            5,584            11,185           10,869
      nnuity surrender charges                           155              210               265              462

         Total fee income                              5,655            5,794            11,450           11,331

Other insurance income                                 1,895            1,465             3,470            3,389

         Adjusted insurance revenues                  10,982           10,412            21,831           20,821

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                           2,131            1,851             3,893            3,257
     Renewal commissions                                 591              565             1,159            1,160
     Other operating expenses                          1,664            1,547             3,261            2,968

         Total acquisition and operating
           expenses                                    4,386            3,963             8,313            7,385
     Death benefits, net                               1,371            1,573             2,874            3,143
     Other policyholder benefits, net                  1,582              935             2,939            2,868


         Total other expenses                          7,339            6,471            14,126           13,396

Income before income taxes and realized
   investment losses from insurance
   operations                                   $      3,643     $      3,941      $      7,705     $      7,425


(1) Excludes excess amortization of deferred policy acquisition costs resulting from net realized investment losses.

RESULTS OF OPERATIONS

Consolidated revenues for the six months ended June 30, 1996 were $39 million, a 7% increase over the $36.5 million reported for the first six months of 1995. The increase was primarily attributable to higher investment income, which rose 8.1% to $23.7 million from $21.9 million. Also, realized losses on investments decreased to $144,000 from $448,000.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Consolidated revenues have grown at a slower rate over the last several quarters due to lower sales of universal life and annuity products. Investment income and policyholder assessments on universal life have shown decreases in growth because of lower increases in invested assets and policyholder account balances. Invested assets, on a cost basis, at June 30, 1996 grew 10.4% from June 30, 1995 and policyholder account balances grew 10% over the same time period.

For the second quarter only, consolidated revenues grew 7.6%. This was due primarily to the 82% decrease in realized losses on investments. Again the slower growth rate was due to slower sales of universal life and annuity products.

Operating income before taxes increased 3.8% to $7.8 million from $7.5 million for the six months ended 1996 and 1995, respectively. Net income increased 7.3% to $5.2 million ($0.95 per common share) from $4.8 million ($0.89 per common share) for the same time periods. Operating earnings per common share for the first six months of 1996 were $0.96 compared to $0.95 for the first six month of 1995. For the second quarter only, operating income before taxes decreased 7.1% to $3.7 million from $4.0 million. Net income increased to $2.5 million ($0.45 per common share) from $2.4 million ($0.45 per common share) for the same time periods. Operating earnings per common share for the second quarter of 1996 were $0.45 compared to $0.50 for the second quarter of 1995.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 10.4% to $8.4 billion at June 30, 1996 from $7.6 billion at June 30, 1995. The increase was due to policy retention and term life insurance sales.

The face amount of new life insurance sold directly by agents through June 30, 1996 decreased 11% to $850 million from $955.1 million through June 30, 1995. The primary factor was a 48.8% decrease in the face amount of new universal life insurance sold to $187.1 million from $365.1 million. For the second quarter only, the face amount of new universal life insurance sold decreased 27.8% to $88.7 million from $122.9 million. Lower market interest rate levels have reduced the attractiveness of the savings element of universal life products, especially in the Company's traditional distribution system, affecting sales. Policyholder account balances for universal life were up 8.1% to $175.2 million from $162 million.

The face amount of new term life insurance sold directly by agents increased 12.4% to $660.8 million through June 30, 1996 from $587.7 million through June 30, 1995. For the second quarter only, the face amount of new term life insurance sold increased 21.5% to $366.9 million from $302.1 million. Sales of ALLIED Life's ten and twenty-year term product have remained strong.

First-year annuity premiums decreased 50.5% to $26.1 million through June 30, 1996 from $52.7 million through June 30, 1995. For the second quarter only, first year annuity premiums decreased 28.4% to $16.8 million from $23.5 million. The decrease in annuity production was due to lower market interest rates. Higher market interest rates in the second quarter combined with the introduction of an indexed deferred annuity product resulted in second quarter annuity premiums of $16.8 million and that compared to $9.3 million of annuity premiums for the first quarter of 1996. This new indexed annuity product is expected to contribute to sales growth for the second half of 1996. The total

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

annuity account balance increased 10.9% to $433.2 million at June 30, 1996 from $390.5 million at June 30, 1995.

The Company's goals for the second half of 1996 are to sell $325 million and $825 million of universal life and term life face amount, respectively. The Company's goal for annuity production is $50 million of first-year premium. The Company expects sales of its ten and twenty-year term products to remain strong for the remainder of the year. Effective July 26, 1996, the Company split its property-casualty and traditional distribution system into two separate areas of responsibility in an effort to improve traditional distribution sales. The Company hired Joseph P. Ross as the new marketing vice president for the traditional distribution system for life and annuity products. Mr. Ross has twelve years experience in the insurance industry, and his duties will be to recruit life marketing organizations and develop their sales, specifically in universal life and annuity products. Thomas F. Van Fossen, Vice President, Marketing, will be responsible for the marketing and sales of life and annuity products in the property-casualty marketplace.

Adjusted insurance revenues increased 4.9% to $21.8 million for the first six months of 1996 from $20.8 million for the first six months of 1995. The increase was primarily attributable to increased investment spread. The growth in life insurance in force and policyholder account balances permitted invested assets, on a cost basis, to increase 11% to $668 million at June 30, 1996 from $601.8 million at June 30, 1995, allowing investment income to increase by 8.6%. ALLIED Life's return on invested assets through June 30, 1996 decreased to 7.25% from 7.56% through June 30, 1995. The decrease was due to the fact that ALLIED Life was reinvesting maturing investments at lower interest rates.

Investment spread for the first six months of 1996 and 1995 grew to $6.9 million from $6.1 million. For the second quarter only, the investment spread grew to $3.4 million from $3.2 million. Annual average interest-credited rates on universal life contracts decreased to 5.49% from 5.98% and on annuities decreased to 5.61% from 5.88%. The ratio of investment spread to investment income increased to 29.2% from 28.0% despite the volatile interest rate environment. This increase is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

Amortization of deferred policy acquisition costs for the first six months of 1996 and 1995 increased 19.6% to $3.9 million from $3.3 million. For the second quarter only, amortization of deferred policy acquisition costs increased 15.2% to $2.1 million from $1.9 million. Improved profitability within the universal life line of business due to improved mortality experience and decreased production leading to higher costs per unit were the main reason for the increases. Other insurance operating expenses increased 9.9% to $3.3 million from $3 million. For the second quarter only, other insurance operating expenses increased 7.5% to $1.7 million from $1.5 million, a result of product development costs, agent recruiting, and overall growth.


Death benefits net of reinsurance for the first six months of 1996 and 1995 decreased 8.5% to $2.9 million from $3.1 million. For the second quarter only, death benefits net of reinsurance decreased 12.9% to $1.4 million from $1.6 million. Other policyholder benefits net of reinsurance remained steady at $2.9 million through both quarters. For the second quarter only, other policyholder benefits net of reinsurance increased 69.4% to $1.6 million from $934,000. Increases for the quarter were a result of increased reserves on both new term life sales and future policyholder bonuses on universal life products.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

ALLIED Life's operating income before taxes through June 30, 1996 and 1995 was up 3.8% to $7.7 million from $7.4 million. For the first six months, the Company has experienced an improved investment spread and lower death benefits. These positives have been offset by slow growth in fee income and higher amortization of deferred policy acquisition costs. For the second quarter only, operating income before taxes decreased 7.6% to $3.6 million from $3.9 million. Although investment income and death benefits continued to improve in the quarter, they have been offset by lower fee income, increased amortization of deferred policy acquisition costs and other policyholder benefits.



LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the second quarter 1996. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

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

For the first six months of 1996 the Company operations provided cash inflows of $10.3 million and financing activities provided cash inflows of $21.6 million. For the first six months of 1995 it was $3.3 million and $45.8 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the second quarter of 1996, the Company paid cash dividends on common stock of $460,000. ALLIED Life paid to the Company dividends of $475,000 to fund the Company's dividend requirements.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 1, 1997. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At June 30, 1996, the Company had outstanding borrowings of $16.9 million under the line of credit agreements and no borrowings from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of June 30, 1996, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking an additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

Hedging Program

In June 1996, the Company began an interest rate hedging program whereby certain derivative financial instruments including cash settle put swaptions ("swaptions") and interest rate floors ("floors") were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities which may result from extreme increases in interest rates. The current agreements for these instruments, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of June 30, 1996). At June 30, 1996, the Company had entered into agreements for a series of 44 quarterly swaptions with notional amounts between $3 million and $9 million each or $244 million in total.

Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. The current agreements for the floors, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of June 30, 1996). At June 30, 1996, the Company had entered into agreements for a series of 28 floors with notional amounts between $140 million and $270 million.

The cost of the interest rate hedging program is not expected to have a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions. The Company does not anticipate making any further purchases of interest rate hedges in 1996.

Premiums paid to enter these instruments are capitalized and included in other invested assets. Through June 30, 1996, the Company had paid approximately $4.1 million in premiums. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities are not recorded in income until realized.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

Investment in S&P 500 Call Options

At the beginning of the second quarter of 1996 the Company introduced an equity indexed annuity product. While guaranteeing the return of principal to the customer, interest credited is based on a percentage of the gain of the S&P 500 index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 index. The call options provide the Company the opportunity to participate in the increases of the S&P 500 index if the market advances. At June 30, 1996 the Company had entered into agreements for 7 call options with notional amounts between $65,000 and $900,000 or a total of $2.9 million.

Premiums paid to enter these instruments are capitalized and included in other assets. Through June 30, 1996, the Company had paid approximately $623,000 in premiums. Premiums are amortized as an expense over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities are not recorded in income until realized.

The FASB and the SEC are evaluating the accounting and disclosure requirements for hedging activities and derivative financial instruments. The Company's accounting treatment may change in the future. The Company is actively monitoring the proposals which are in the preliminary stages of discussion and the impact of the final standards cannot be clearly projected at this time.

The Company is exposed to the risk of losses in the event of non-performance of the counter parties of the above swaptions, floors, and calls. Losses recorded in the Company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instruments. Economic losses would be measured by the net replacement cost, or market value, for such instruments if the net market value is in the Company's favor. The Company limits its exposure to such losses by diversification among reputable counter parties with appropriate credit ratings.



Subsequent Event

Effective August 6, 1996, the Board of Directors approved a stock repurchase program to acquire up to 150,000 shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. Completion of this program, expected within 24 months, is dependent upon market conditions. The repurchase program may be terminated at any time at the Company's discretion. The Company has no present intention to cause it shares to be delisted or deregistered as a result of this repurchase program.

                                     PART II



Item 4.      Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Stockholders was held on May 1, 1996.

(b) John E. Evans was elected to serve as director of the Company for a term of three yearswhich expires in 1999. Current directors whose terms expire in 1997 are Harold S. Evans and George D. Milligan. Current directors whose terms expire in 1998 are James W. Callison and Dennis H. Kelly, Jr.

                                         For          Withheld
    John E. Evans                     6,366,367         800


Item 6.      Exhibits and Reports on Form 8-K

(b) There were no reports  filed on Form 8-K during the second quarter of 1996.









                                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALLIED Life Financial Corporation
                                  (Registrant)



Date: August 9, 1996                  By: /s/ Wendell P. Crosser
                               -------------------------------------------------
                               Wendell P. Crosser, Vice President and Treasurer
                  (Principal Financial Officer and Principal Accounting Officer)