Form 10-Q
period 1996-09-30
ALLIED LIFE FINANCIAL CORP
filed 1996-11-14
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of November 1, 1996:


                        4,491,463 shares of Common Stock.

                        This document contains 19 pages.



                                               PART I

Item 1.  Financial Statements

                                 ALLIED Life Financial Corporation and Subsidiaries
                                             Consolidated Balance Sheets




                                                                               September 30,     December 31,
                                                                                     1996            1995


Assets

   Investments
     Fixed maturities

       Held to maturity at amortized cost
         (fair value $202,281,675 in 1996
           and $232,252,223 in 1995)                                         $    198,393,444    $   219,418,225


       Available for sale at fair value
           (amortized cost $464,442,128 in 1996
           and $401,492,967 in 1995)                                              465,468,325        425,098,718

     Equity securities at fair value
         (cost $5,769,706 in 1996 and $4,256,516                                    6,145,043          4,332,107
     Mortgage loans on real estate                                                  1,577,298          1,829,450
     Policy loans                                                                  10,278,451          9,526,033
     Other invested assets (note 4)                                                 3,933,553              -----
     Short-term investments, at cost (note 2)                                         866,553            721,612


              Total investments                                                   686,662,667        660,926,145

   Accrued investment income                                                       10,666,495          8,697,634

   Accounts receivable                                                                537,160            566,853

   Reinsurance ceded receivables                                                    6,283,828          7,626,401

   Current income taxes recoverable                                                   301,110            869,664

   Deferred policy acquisition costs                                               96,285,238         79,717,529

   Other assets (note 4)                                                            3,716,169          1,543,033



       Total assets                                                          $    804,452,667    $   759,947,259









See accompanying Notes to Interim Consolidated Financial Statements.



                                   ALLIED Life Financial Corporation Subsidiaries
                                             Consolidated Balance Sheets

                                                                                September 30,      December 31,
                                                                                   1996                1995

Liabilities

Policy liabilities
   Policyholder account balances
     Annuity contracts                                                       $    450,678,649    $   412,216,412
     Universal life contracts                                                     178,439,507        168,654,188
     Other                                                                          8,835,380          7,634,517
   Future policy benefits                                                          32,389,805         28,149,304
   Policy and contract claims                                                       4,279,707          4,827,540
   Other policyholder funds                                                         1,799,885            867,336


                                                                                  676,422,933        622,349,297

Checks drawn in excess of bank balances                                             1,372,217          2,037,432
Amounts payable to reinsurers                                                         473,906          1,010,800
Deferred income taxes                                                               8,928,130         13,452,845
Indebtedness to affiliates (note 2)                                                 1,861,659            139,380
Note payable (note 3)                                                              13,480,000         16,605,000
Other liabilities                                                                   4,451,343          2,670,685


         Total liabilities                                                        706,990,188        658,265,439



Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,108,117 in 1996 and 2,004,898 in 1995                        22,873,069         21,753,143

     ESOP Series, authorized  300,000 shares, issued
     and outstanding 93,892 in 1996 and 82,029 in 1995                              1,336,267          1,117,780
Common stock, no par value, $1 stated value,
    authorized 25,000,000 shares, issued and outstanding
    of 4,491,287 in 1996 and 4,632,559 in 1995                                      4,491,287          4,632,559
Additional paid-in capital                                                         46,514,761         48,773,783
Retained earnings                                                                  21,624,064         16,237,501
Unrealized appreciation of investments, net                                           623,031          9,167,054


              Total stockholders' equity                                           97,462,479        101,681,820


                 Total liabilities and stockholders' equity                  $    804,452,667    $   759,947,259











See accompanying Notes to Interim Consolidated Financial Statements.


                                   ALLIED Life Financial Corporation and Subsidiaries
                                         Consolidated Statements of Income

                                              Three Months Ended                         Nine Months Ended
                                                 September 30,                             September 30,


                                             1996               1995                1996                 1995


Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts          $    5,205,649      $    5,021,455     $    15,459,557      $    14,993,073
   Surrender charges                          501,338             424,068           1,697,709            1,783,081
   Life insurance premiums                  3,938,434           2,925,957           9,983,794            8,522,849
   Other insurance income                   1,033,109             710,980           2,725,356            2,003,241
   Reinsurance premiums ceded              (2,059,834)         (1,972,176)         (6,327,458)          (5,472,533)

     Total insurance revenues               8,618,696           7,110,284          23,538,958           21,829,711

Investment income                          11,826,527          11,644,171          35,513,401           33,551,182
Realized investment losses                    (48,532)           (234,798)           (193,006)            (682,628)
Other income                                  247,403             174,024             805,498              478,211

                                           20,644,094          18,693,681          59,664,851           55,176,476


Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                    6,204,824           5,725,344          18,061,925           16,533,461
       Universal life contracts             2,357,526           2,428,609           7,081,105            7,182,246
       Other                                  100,855              66,294             272,624              195,148
   Death benefits                           3,543,015           3,980,794           7,906,412            9,295,706
   Other policyholder benefits              2,373,358           1,663,795           5,805,959            4,531,542
   Reinsurance recoveries                  (1,618,997)         (2,091,162)         (3,601,772)          (4,263,473)


        Total policyholder benefits        12,960,581          11,773,674          35,526,253           33,474,630


Amortization of deferred policy
  acquisition costs                         1,921,766           1,367,605           5,764,046            4,598,679
Commissions                                   889,565             734,972           2,366,136            2,070,207
Affiliated operating expenses                 207,875             349,785             817,460            1,066,863
Other insurance operating expenses          1,555,593           1,105,275           4,396,960            3,530,722

                                           17,535,380          15,331,311          48,870,855           44,741,101

Income before income taxes                  3,108,714           3,362,370          10,793,996           10,435,375

Income Taxes
  Current                                     976,385           1,048,933           3,451,253            4,156,865
  Deferred                                     26,894              23,802              75,913             (823,331)

                                            1,003,279           1,072,735           3,527,166            3,333,534


Net Income                             $    2,105,435      $    2,289,635     $     7,266,830      $     7,101,841

Net income applicable to
  common stock                         $    1,701,857      $    1,913,633     $     6,074,716      $     5,990,072


Earnings Per Common Share              $         0.37      $         0.42     $          1.32      $          1.30





  Weighted average number of
    common shares outstanding               4,559,259           4,626,981           4,609,230            4,607,789




See accompanying Notes to Interim Consolidated Financial Statements


                              ALLIED Life Financial Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows


                                                                                     Nine Months Ended
                                                                                        September 30,

                                                                                    1996                1995

Cash Flow From Operating Activities
   Net income                                                                $     7,266,830    $      7,101,841
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                       (15,459,557)        (14,993,073)
      Surrender charges                                                           (1,697,709)         (1,783,081)
      Interest credited to policyholder account balances                          25,415,654          23,910,855
      Realized investment losses                                                     193,006             682,628
      Change in
       Accrued investment income                                                  (1,968,861)         (1,784,480)
       Reinsurance ceded receivables                                               1,342,573          (2,100,595)
       Deferred policy acquisition costs                                          (7,432,551)         (8,471,137)
       Liabilities for future policy benefits                                      4,240,501           3,478,674
       Policy and contract claims and other policyholder funds                       384,716            (221,461)
       Income taxes
         Current                                                                     568,554             396,651
         Deferred                                                                     75,913            (823,331)
      Other, net                                                                    (708,100)           (453,251)


         Net cash provided by operating activities                                12,220,969           4,940,240


Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                 (13,500,000)        (29,848,837)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                             34,425,618          23,984,256
   Purchase of fixed maturities available for sale                              (103,686,214)       (135,795,969)
   Proceeds from sale of fixed maturities available for sale                      31,635,277          70,915,720
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                            8,870,970           2,353,789
   Securities sold, not settled                                                        -----          (1,005,050)
   Proceeds from sale of equity securities                                             -----             457,262
   Purchase of equity securities                                                  (1,513,190)         (1,460,249)
   Proceeds from repayment of mortgage loans                                         251,528             175,321
   Change in other invested assets, net                                           (4,145,017)              -----
   Change in policy loans, net                                                      (752,418)           (325,840)


         Net cash used in investing activities                                   (48,413,446)        (70,549,597)

Cash Flows from Financing Activities
   Change in checks drawn in excess of bank balances                                (665,215)           (355,093)
   Deposits to policyholder account balances                                      79,631,368          96,220,256
   Withdrawals from policyholder account balances                                (38,335,589)        (33,077,597)
   Change in note payable, net                                                    (3,125,000)           (305,000)
   Note payable from affiliate                                                     1,750,000               -----
   Proceeds from issuance of stock, net                                              359,445             739,386
   Repurchase of stock                                                            (2,541,250)              -----
   Dividends paid to stockholders                                                   (736,341)           (597,086)


              Net cash provided by financing activities                           36,337,418          62,624,866


Net Increase (Decrease) in Cash and Short-term Investments                           144,941          (2,984,491)
    Cash and short-term investments at beginning of year                             721,612           3,465,285


    Cash and short-term investments at end of quarter                         $      868,553    $        480,794



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

At September 30, 1996, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 54% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 1%. The remainder was owned by public stockholders.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Life Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1995. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated.


(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At September 30, 1996, the Company had an investment balance, net of loans outstanding, of $718,980. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

The Company has a note payable with ALLIED Mutual. Interest will be paid quarterly at an annual rate of 7% and final payment shall be on August 15, 1999. At September 30, 1996 the outstanding balance of the note payable was $1,750,000.


(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of September 30, 1996 borrowings on this line of credit agreement were $13,480,000 at an interest rate of 5.5% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $29,622,603.

                 ALLIED Life Financial Corporation and Subsidiaries Notes to Interim Consolidated Financial Statements (Continued)

(4) Hedging Activities

In June 1996, the Company began an interest rate hedging program whereby certain derivative financial instruments including cash settle put swaptions ("swaptions") and interest rate floors ("floors") were purchased. The Company also began to purchase S&P 500 call options as a result of an equity indexed annuity product it introduced at the beginning of the second quarter. The following table presents the carrying values of these instruments at September 30, 1996.

   Cash settle put swaptions             $  2,748,184
   Interest rate floors                     1,185,368
   S&P 500 call options                     1,580,873

                                         $  5,514,425



Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities which may result from extreme increases in interest rates. The current agreements for these instruments, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of September 30, 1996). At September 30, 1996, the Company had entered into agreements for a series of 44 quarterly put swaptions with notional amounts between $3 million and $9 million each.

Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the Company's universal life insurance contracts. The current agreements for the floors, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of September 30, 1996). At September 30, 1996, the Company had entered into agreements for a series of 28 quarterly floors with notional amounts between $140 million and $270 million.

The cost of the interest rate hedging program is not expected to have a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions. The Company does not anticipate making any further purchases of interest rate hedges in 1996.

The Company has introduced an equity indexed annuity product that guarantees the return of principal to the customer and credits interest based on a percentage of the gain of the S&P 500 index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteedvalue due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 index. The call option provides the Company the opportunity to participate in the increases of the S&P 500 index if the market advances. At September 30, 1996 the Company had entered into agreements for 23 call options with notional amounts between $65,000 and $900,000.

                 ALLIED Life Financial Corporation and Subsidiaries
            Notes to Interim Consolidated Financial Statements (Continued)


Premiums paid to enter these instruments are capitalized. The swaptions and floors are included in other invested assets, and the S&P 500 call options are included in other assets. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The FASB and the SEC are evaluating the accounting and disclosure requirements for these instruments and as a result this accounting treatment may change in the future. The Company is actively monitoring the proposals which are in various stages of discussion and the impact of the final standards cannot be clearly projected at this time.

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

(5) Stock repurchase program

Effective August 6, 1996, the Board of Directors approved a stock repurchase program to acquire shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. The Company completed the program during the third quarter of 1996 and repurchased and cancelled 150,000 shares at an average cost of $16.94 per share.

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

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statements due to the following factors, among other risks and uncertainties inherent in the Company's business:

   1.Prevailing interest rate levels, including any continuation of the current relatively flat yield curve for short-term investments in comparison to long-term investments, that may affect the ability of the Company to sell its universal life and fixed annuity products.

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


                                            Life Insurance Operations


                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                       September 30,

                                                   1996               1995             1996             1995


                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents
         Universal Life                                                            $  4,263,599     $  4,139,910
         Term life                                                                    4,090,843        3,173,941
         Whole Life                                                                      49,621           50,106

                                                                                      8,404,063        7,363,957
     Other                                                                              376,255          441,116


                                                                                   $  8,780,318     $  7,805,073


   Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                         $     86,690     $     99,866      $    273,758     $    464,927
         Term life                                   512,036          258,217         1,172,788          845,870
         Whole life                                    1,233            1,033             3,392            3,424


                                                     599,959          359,116         1,449,938        1,314,221
       Other                                          (2,821)           9,737             8,384           19,324


                                                    $597,138      $   368,853     $   1,458,322     $  1,333,545

       Termination rate

         Universal Life                                  5.9  %           6.0  %            6.5  %           6.9  %

         Term life                                      18.2  %          18.2  %           17.6  %          19.8  %



   Annuities



       Account balance                                                             $    450,679     $    402,171


       First-year annuity premiums              $     21,105     $     11,835      $     47,203     $     64,537



Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

                                       Life Insurance Operations (Continued)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                      September 30,

                                                   1996               1995             1996             1995

                                                                    (Dollars in thousands)



Investment income                               $     11,818     $     11,585      $     35,482     $     33,377

Interest credited on
     Annuities                                         6,205            5,725            18,062           16,534
     Universal life                                    2,358            2,429             7,081            7,182
     Other                                               100               66               273              195

         Total interest expense                        8,663            8,220            25,416           23,911

         Investment spread                             3,155            3,365            10,066            9,466

Fee income
     Universal life charges                            5,603            5,340            16,788           16,209
     Annuity surrender charges                           104              105               369              567

         Total fee income                              5,707            5,445            17,157           16,776

Other insurance income                                 2,911            1,665             6,382            5,054

         Adjusted insurance revenues                  11,773           10,475            33,605           31,296

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                           1,946            1,451             5,840            4,708
     Renewal commissions                                 742              623             1,901            1,782
     Other operating expenses                          1,647            1,352             4,908            4,321

         Total acquisition and operating
           expenses                                    4,335            3,426            12,649           10,811
     Death benefits, net                               2,254            1,890             5,128            5,032
     Other policyholder benefits, net                  2,044            1,663             4,983            4,532


         Total other expenses                          8,633            6,979            22,760           20,375

Income before income taxes and realized
   investment losses from insurance
   operations                                   $      3,140     $      3,496      $     10,845     $     10,921


(1) Excludes excess amortization of deferred policy acquisition costs resulting from net realized investment losses.

RESULTS OF OPERATIONS

Consolidated revenues for the nine months ended September 30, 1996 were $59.7 million, an 8% increase over the $55.2 million reported for the first nine months of 1995. The increase was primarily attributable to life insurance premiums and other insurance income net of reinsurance premiums ceded that rose 26.3%. This was because of increased sales of term life insurance. Also, realized losses on investments decreased to $193,000 from $683,000.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

Consolidated revenues have grown at a slower rate over the last several quarters due to lower sales of universal life and annuity products. Investment income and policyholder assessments on universal life have shown decreases in growth because of lower increases in invested assets and policyholder account balances. Invested assets, on a cost basis, at September 30, 1996 grew 10.1% from September 30, 1995 and policyholder account balances grew 10.8% over the same time period.

For the third quarter only, consolidated revenues grew 10.4%. This was due primarily to the 74.9% increase in life insurance premiums and other insurance income net of reinsurance premiums ceded. This increase for the quarter was due to higher term life insurance sales. Realized losses on investments decreased 79.3% to $49,000 from $235,000.

Operating income before taxes decreased 0.9% to $10.9 million from $11 million for the nine months ended 1996 and 1995, respectively. Net income increased 2.3% to $7.3 million ($1.32 per common share) from $7.1 million ($1.30 per common share) for the same time periods. Operating earnings per common share for the first nine months of 1996 were $1.34 compared to $1.38 for the first nine months of 1995. For the third quarter only, operating income before taxes decreased 10.8% to $3.1 million from $3.5 million. Net income decreased to $2.1 million ($0.37 per common share) from $2.3 million ($0.42 per common share) for the same time periods. Operating earnings per common share for the third quarter of 1996 were $0.38 compared to $0.44 for the third quarter of 1995.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 12.5% to $8.8 billion at September 30, 1996 from $7.8 billion at September 30, 1995. The increase was due to policy retention and term life insurance sales.

The face amount of new life insurance sold directly by agents through September 30, 1996 increased 9.4% to $1.5 billion from $1.3 billion through September 30, 1995. The primary factor was a 38.7% increase in the face amount of new term life insurance sold to $1.2 billion from $845.9 million. For the third quarter only, the face amount of new term life insurance sold increased 98.3% to $512 million from $258.2 million. Sales of ALLIED Life's ten and twenty-year term product have remained strong.

The face amount of new universal life insurance sold directly by agents decreased 41.1% to $273.8 million through September 30, 1996 from $464.9 million through September 30, 1995. For the third quarter only, the face amount of new universal life insurance sold decreased 13.2% to $86.7 million from $99.9 million. Lower market interest rate levels have reduced the attractiveness of the savings element of universal life products, especially in the Company's traditional distribution system, affecting sales. Policyholder account balances for universal life were up 8% to $178.4 million from $165.2 million.

First-year annuity premiums decreased 26.9% to $47.2 million through September 30, 1996 from $64.5 million through September 30, 1995. For the third quarter only, first year annuity premiums increased 78.3% to $21.1 million from $11.8 million. Higher market interest rates in the third quarter combined with an indexed deferred annuity product resulted in the higher third quarter annuity premiums. This indexed annuity product (introduced in the second quarter of 1996) is expected to continue to contribute to sales growth for the

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

remainder of the second half of 1996. The total annuity account balance increased 12.1% to $450.7 million at September 30, 1996 from $402.2 million at September 30, 1995.

The Company's goals set in July, 1996 for the second half of 1996 are to sell $325 million and $825 million of universal life and term life face amount, respectively. The Company's goal for annuity production is $50 million of first-year premium. The Company is on track to meet the term life goal and needs a strong fourth quarter to meet the annuity premium goal. Due to slow third quarter sales, the universal life goal will not be met.

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

Adjusted insurance revenues increased 7.4% to $33.6 million for the first nine months of 1996 from $31.3 million for the first nine months of 1995. For the third quarter only, adjusted insurance revenues grew 12.4%. The increases were primarily attributable to an increase in other insurance income. The growth was due to an increase in term life insurance premiums.

The growth in life insurance in force and policyholder account balances permitted invested assets, on a cost basis, to increase 10.8% to $685.1 million at September 30, 1996 from $618.1 million at September 30, 1995, and investment income increased by 6.3%. Investment income for the third quarter only grew 2%. ALLIED Life's return on invested assets through September 30, 1996 decreased to 7.14% from 7.57% through September 30, 1995. The decreases were due to a hedging program begun in the second quarter of 1996 (see page 14) and the fact that ALLIED Life was reinvesting maturing investments at lower interest rates. Annual average interest-credited rates on universal life contracts decreased to 5.44% from 5.96% and on annuities decreased to 5.61% from 5.86%. Investment spread for the first nine months of 1996 and 1995 grew to $10.1 million from $9.5 million. For the third quarter only, the investment spread decreased to $3.2 million from $3.4 million. The hedging program costs will be passed on to customers through lower interest credited rates. Therefore, the cost of the interest rate hedging program is not expected to have a material impact on the interest rate margin. Amortization of deferred policy acquisition costs for the first nine months of 1996 and 1995 increased 24% to $5.8 million from $4.7 million. For the third quarter only, amortization of deferred policy acquisition costs increased 34.1% to $1.9 million from $1.5 million. Improved profitability within the universal life line of business due to improved mortality experience and decreased production leading to higher costs per unit were the main reason for the increases. Other insurance operating expenses increased 13.6% to $4.9 million from $4.3 million. For the third quarter only, other insurance operating expenses increased 21.8% to $1.6 million from $1.4 million, primarily as a result of an increase in long term care administration fees.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

 Death benefits net of reinsurance for the first nine months of 1996 and 1995 increased 1.9% to $5.1 million from $5 million. For the third quarter only, death benefits net of reinsurance increased 19.3% to $2.3 million from $1.9 million. Third quarter mortality was significantly higher due mainly to a high number of suicides and accidental deaths, both of which are outside the realm of underwriting decisions. Suicide cases are non contestable by the Company if the policies have been in force longer than 2 years. Other policyholder benefits net of reinsurance increased 9.9% to $5 million from $4.5 million. For the third quarter only, these same costs increased 22.8% to $2 million from $1.7 million. Increases were a result of increased reserves on both new term life sales and future policyholder bonuses on universal life products.

ALLIED Life's operating income before taxes through September 30, 1996 and 1995 was down 0.7% to $10.8 million from $10.9 million. For the first nine months, the Company has experienced higher term life insurance premiums, an improved investment spread and only a slight increase in death benefits. These positives have been more than offset by slow growth in fee income and higher amortization of deferred policy acquisition costs. For the third quarter only, operating income before taxes decreased 10.2% to $3.1 million from $3.5 million. Although term life insurance premiums continued to improve in the quarter, they have been offset by higher death benefits, amortization of deferred policy acquisition costs, insurance operating expenses, and other policyholder benefits.



LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the third quarter 1996. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

The Company's cash inflows consist primarily of deposits to policyholder account balances, proceeds from sales, maturities and calls of investments, and repayments of investment principal. The Company's cash outflows primarily are related to policyholder account withdrawals, investment purchases, policy acquisition costs, policyholder benefits, and current operating expenses. These outflows typically are met from normal annual premium and net investment cash inflows.

For the first nine months of 1996 the Company operations provided cash inflows of $12.2 million and financing activities provided cash inflows of $36.3 million.  For the  first  nine  months  of 1995 it was $4.9  million  and  $62.6 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the third quarter of 1996, the Company paid cash dividends on common stock of $690,000. ALLIED Life paid to the Company dividends of $712,500 to fund the Company's dividend requirements.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 1, 1997. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At September 30, 1996, the Company had outstanding borrowings of $13.5 million under the line of credit agreement and$1.75 million in borrowings from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of September 30, 1996, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.


Hedging Activities

In June 1996, the Company began an interest rate hedging program whereby certain derivative financial instruments including cash settle put swaptions ("swaptions") and interest rate floors ("floors") were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities which may result from extreme increases in interest rates. The current agreements for these instruments, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of September 30, 1996). At September 30, 1996, the Company had entered into agreements for a series of 44 quarterly swaptions with notional amounts between $3 million and $9 million each or $244 million in total.

Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. The current agreements for the floors, which expire quarterly from June 1999 through March 2006, entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of September 30, 1996). At September 30, 1996, the Company had entered into agreements for a series of 28 floors with notional amounts between $140 million and $270 million.

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

Premiums paid to enter these instruments are capitalized and included in other invested assets. Through September 30, 1996, the Company had paid approximately $4.1 million in premiums. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities are not recorded in income until realized.

At the beginning of the second quarter of 1996 the Company introduced an equity indexed annuity product. While guaranteeing the return of principal to the customer, interest credited is based on a percentage of the gain of the S&P 500 index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 index. The call options provide the Company the opportunity to participate in the increases of the S&P 500 index if the market advances. At September 30, 1996 the Company had entered into agreements for 23 call options with notional amounts between $65,000 and $900,000 or a total of $7.6 million.

Premiums paid to enter these instruments are capitalized and included in other assets. Through September 30, 1996, the Company had paid approximately $1.6 million in premiums. Premiums are amortized as an expense over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets or liabilities are not recorded in income until realized.

The FASB and the SEC are evaluating the accounting and disclosure requirements for hedging activities and derivative financial instruments. The Company's accounting treatment may change in the future. The Company is actively monitoring the proposals which are in various stages of discussion and the impact of the final standards cannot be clearly projected at this time.

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

Stock repurchase program

Effective August 6, 1996, the Board of Directors approved a stock repurchase program to acquire shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. The Company completed the program during the third quarter of 1996 and repurchased and cancelled 150,000 shares at an average cost of $16.94 per share.

                                                  PART II



Item 6.      Exhibits and Reports on Form 8-K


(b) There were no reports filed on Form 8-K during the third quarter of 1996.






















                                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLIED Life Financial Corporation
                                                     (Registrant)



Date: November 13, 1996        By:  /s/   Wendell P. Crosser
                               Wendell P. Crosser, Vice President and Treasurer
                                (Principal Financial Officer and
                                   Principal Accounting Officer)