Form 10-K
period 1996-12-31
ALLIED LIFE FINANCIAL CORP
filed 1997-03-19
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

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

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None
                                (Title of Class)

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. [ ]

   As of March 5, 1997 the number of Registrant's Common Stock, no par value, outstanding was 4,503,599. The aggregate market value of the Common Stock of the
   Registrant (based on the average bid and asked prices at closing) held by nonaffiliates at March 5, 1997 was $57,414,915.

                       Documents Incorporated By Reference

  TheRegistrant's definitive proxy statement (1997 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, is incorporated by reference under Part III.

                  The index to the exhibits is located on page 76.

                       This document contains 107 pages.

                                TABLE OF CONTENTS

Part I

Item 1.    Business........................................................1
Item 2.    Properties.....................................................19
Item 3.    Legal Proceedings..............................................19
Item 4.    Submission of Matters to a Vote of Security Holders............19

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholders
           Matters........................................................20
Item 6.    Selected Financial Data........................................21
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................22
Item 8.    Financial Statements and Supplementary Data....................33
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................61

Part III

Item 10.   Directors and Executive Officers of the Registrant.............61
Item 11.   Executive Compensation.........................................61
Item 12.   Security Ownership of Certain Beneficial Owners and Management.61
Item 13.   Certain Relationships and Related Transactions.................61


Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................62
           Index to Financial Statement Schedules.........................62
           Signatures.................................................... 75
           Index to Exhibits..............................................76

                                        PART I
Item 1.  Business

     ALLIED Life Financial Corporation (the Company) is a holding company that through its principal subsidiary ALLIED Life Insurance Company (ALLIED Life) underwrites, markets, and distributes a select portfolio of life insurance and annuity products to individuals who live primarily in rural and suburban areas of the midwestern and western United States. The Company was organized in 1993 by ALLIED Mutual Insurance Company (ALLIED Mutual). ALLIED Mutual has been engaged in the property-casualty business since 1929. Prior to that, ALLIED Life, organized in 1966, was a wholly-owned subsidiary of ALLIED Mutual. The financial information included herein consists of the accounts of the Company and its wholly-owned subsidiaries: ALLIED Life, ALLIED Life Brokerage Agency
(ALBA), and ALLIED Group Merchant Banking Corporation (AGMB).

     At December 31, 1996, ALLIED Mutual owned 54% of the outstanding voting stock of the Company and the ALLIED Life Employee Stock Ownership Trust owned 1%. The remainder was owned by public stockholders.

     The Company's long-term growth strategy is to: (1) provide its independent agents with well-designed products that are easy to understand, meet the needs of their customers and reward persistency over time, and (2) strengthen its distribution systems, which include marketing life insurance and annuity products through the independent property-casualty agencies (the ALLIED Agencies) representing ALLIED Mutual and the property-casualty insurance subsidiaries of ALLIED Group, Inc., and through the traditional distribution system, which includes independent marketing organizations, financial institutions, and independent life agencies. ALLIED Group, Inc.
is an 18.3% owned subsidiary of ALLIED Mutual.

     There are 2,257 independent ALLIED Agencies which provide the Company with access to numerous agency customers in addition to approximately 600,000 households having one or more ALLIED property-casualty policy. Management believes that demand by these agencies for the Company's life insurance and annuity products is a result of several factors: (1) the Company's well-designed life products, coupled with a demonstrated commitment to service and support from a known insurance company, provide each agency with a competitive advantage in its local market; (2) sales of life insurance products enhance the agencies' relationships with their policyholders creating the potential for increased persistency of both life and property-casualty insurance policies; (3) life insurance sales, particularly given their high first-year commissions relative to property-casualty business, can provide substantial additional income to an agency; and (4) an annual ALLIED property-casualty/life sales incentive trip is available to qualifying agencies that achieve minimum property-casualty production targets as well as specified minimum life insurance and annuity production targets.

     The Company's products are designed to meet traditional needs, such as family income protection, supplemental retirement savings, mortgage protection, and college savings. The products are also designed to appeal to a wide array of consumers in the middle income and small business owner markets. The Company provides the independent ALLIED Agencies with many opportunities to cross-sell life insurance and deferred annuities to their existing property-casualty customers. Life insurance protection is sold as important elements of a total personal lines insurance package which may include auto insurance, homeowners insurance, personal liability, and inland marine coverage. The Company's annuities are marketed primarily as tax-deferred accumulation vehicles to individuals in anticipation of their retirement.

     See "Forward-looking Information" on page 22 for an outline of factors that may affect actual results.

Marketing and Distribution

     General

   ALLIED Life's products are sold through two distribution systems: the independent ALLIED Agencies and a traditional life insurance distribution system. In 1996, the Company sold 75% of its new life insurance face amount and 43% of its collected annuity premium through the ALLIED Agencies and the remainder of its products were sold through traditional distribution channels. Effective July 26, 1996, the Company split its property-casualty and traditional distribution systems into two separate areas of responsibility in an effort to improve traditional distribution sales. The Company hired Joseph P. Ross as Vice President, Marketing for the traditional distribution system for life and annuity products. Mr. Ross has twelve years experience in the insurance industry and his duties will be to recruit life marketing organizations and develop their sales, specifically in universal life and annuity products. Thomas F. Van Fossen, Vice President, Marketing, will be responsible for the marketing and sales of life and annuity products in the property-casualty marketplace.

    Property-Casualty Distribution System

  The property-casualty distribution system encompasses 2,257 independent ALLIED Agencies. The Company's relationship with the ALLIED Agencies is supported through a joint marketing arrangement between ALLIED Life and the ALLIED property-casualty affiliates (p-c affiliates) which provides for: (1) the promotion of ALLIED Life products through the p-c affiliates, in return for financial incentives related to successful new sales efforts; (2) shared data processing and client database resources, including the provision of on-line price quotes for universal life and term products; and (3) combined billing for all insurance products involving personal lines coverages, including life insurance, annuities, auto, homeowners, excess liability, and other types of insurance.

     The Company's marketing staff works with the following personnel to generate p-c business.

     Regional Directors. The 16 ALLIED Life Regional and 4 Life Marketing Directors are the Company's primary field marketing representatives to the ALLIED Agencies and are primarily responsible for the annual growth in life insurance and annuity sales in their respective geographic territories.

     Regional Directors, who are independent contractors and are not employees of the Company, implement the Company's sales strategies in the ALLIED Agencies, including packaging life insurance effectively with other personal lines coverages, promoting combined billing convenience, and expanding annuity sales and business continuation planning for small commercial property-casualty accounts. Each Regional Director is responsible for approximately 100 ALLIED Agencies. Regional Directors also recruit and train life insurance specialists (see Independent Property-Casualty Agencies on page 3) for certain ALLIED Agencies, as appropriate. Although substantially all of their life and annuity production is derived from sales by the ALLIED Agencies, Regional Directors also generate life and annuity production from non-property-casualty agencies.

     Regional Directors are compensated solely on an override and incentive basis. Regional Directors' incentive compensation is based upon the achievement of an annual production goal, determined by formula based on past production, the Company's annual sales increase goal, and the persistency of the book of business. Regional Directors who achieve certain levels of production may qualify for the annual ALLIED property-casualty/life incentive trip. (See ALLIED Property-Casualty/Life Incentive Trip on page 3).

    Life Marketing Directors have responsibilities similar to those of the Regional Directors, but represent the Company in the newer property-casualty territories where there is not yet an established ALLIED Agency system. The Life Marketing Director is an employee of the Company and is compensated on a salary and production incentive basis.

     Property-Casualty Marketing Representatives. ALLIED property-casualty marketing representatives are employees of ALLIED Group, Inc. Their primary responsibility is to promote the sale of property-casualty products by the independent ALLIED Agencies. The field marketing representatives, however, are also responsible for promoting the relationship between the ALLIED Agencies and ALLIED Life in order to enhance the sale of life insurance products. The compensation of the marketing representatives includes bonuses based on the sale of ALLIED Life products by the ALLIED Agencies. In addition, their eligibility for the annual incentive trip partially depends on the level of life insurance sales achieved by the ALLIED Agencies under their supervision.

     Independent Property-Casualty Agencies. The ALLIED Agencies either sell life insurance and annuity products themselves, with the support of their Regional Director and the systems capabilities of ALLIED Life, or they work in conjunction with life insurance specialists. Life insurance specialists are independent life insurance agents either employed by an ALLIED Agency or working with an ALLIED Agency on a joint basis. Their primary activity is to market life insurance and annuities to existing ALLIED Agency clients. Life specialists may be recruited and introduced to an ALLIED Agency by its Regional Director when the agency becomes large enough to justify a full-time life insurance agent or when an agency would prefer one specialist to handle all of its life insurance sales. The compensation of the life specialist is usually directly related to life and annuity production, in the form of split commissions, draws against agency commissions or salary, and incentives from the agency. Life specialists are independent agents and may sell the products of other life insurance companies.

     ALLIED Property-Casualty/Life Incentive Trip. The ALLIED p-c affiliates and ALLIED Life annually sponsor a joint incentive trip for both life and property-casualty agents who have met incentive sales objectives. The incentive trip is an important motivating factor in encouraging the ALLIED Agencies to sell ALLIED Life's products. ALLIED Agencies qualify for the trip based upon achieving their property-casualty objectives as well as certain life and annuity new business objectives. Failure to achieve the life qualification may preclude an agency from participation, even if it meets its property-casualty production goals. Those agencies with insufficient property-casualty growth or agencies selling through the traditional distribution system may still qualify for the incentive trip by producing a substantial volume of new life and annuity premium.

     The following table shows the history of the ALLIED Agencies qualifying for the annual ALLIED property-casualty/life incentive trip.

                                                                                 Year Ended December 31,



                                                                          1996            1995           1994


Incentive trip production credit premiums
     from qualifying ALLIED Agencies (1)                                 3,787,256      3,694,750      3,257,000
Total incentive trip production credit
     premiums for all ALLIED Agencies (1)                                6,098,912      5,541,484      5,336,000
Percentage of incentive trip production
     credit premiums earned by qualifying ALLIED Agencies                       62%            67%            61%
Number of qualifying ALLIED Agencies                                           197            174            191

(1)  Production  credit premiums  represent  annualized  first-year target premium for universal life and term life and 2% of annuity premium collected.  The minimum qualification level for 1997 is 9,200 production credit premiums.

     Traditional Life Insurance and Annuity Distribution System

     The Company has traditional agency relationships with a number of independent life agencies, independent marketing organizations and financial institutions. These agency relationships represent an important source of business for the Company and in 1996 produced approximately 25% of the total new face amount of life insurance sold and 57% of the total annuity premium collected. A separate vice president, marketing, supervises the operation and performance of the Company's traditional distribution system and is responsible for its life insurance and annuity production.

     The Company has agency relationships with independent marketing organizations, most of which have more licensed agents covering a larger geographic area than a traditional independent life insurance agency. These organizations have their own insurance marketing systems and generally sell the Company's life insurance products. Additionally, the Company has agency relationships with traditional independent life agents which generally cover a smaller geographic area than the independent marketing organizations.

     The Company markets its annuity products through financial institutions (commercial and savings banks), and through annuity marketing agencies. Institutional annuity marketing is developed through agency relationships with third-party marketing agencies specializing in financial institutions as well as directly through several midwestern-based financial institutions. In 1996, annuity premiums collected by the Company from financial institutions were $26.8 million, representing 67% of the Company's total annuity premiums collected within the traditional distribution channel. Annuity marketing agencies represent a small but growing volume of annuity business. The Company is developing sales of its universal life and term life insurance products through both types of annuity marketing systems.

     Production by Distribution System

     The following tables show production information by distribution system for ALLIED Life for the years indicated.

                                                   1996                     1995                   1994


                                                                   (dollars in thousands)
Life insurance face amount in force
   Directly produced by agents
     Property-casualty agencies
       Universal Life                          $2,809,270               $2,627,447               $2,426,012
       Term life                                3,200,793                2,506,890                1,981,560
       Whole Life                                  34,521                   34,402                   34,757
                                               ----------               ----------               ----------
                                                6,044,584                5,168,739                4,442,329
                                               ----------               ----------               ----------
     Traditional agencies
       Universal life                           1,531,331                1,588,116               1,501,476
       Term life                                  997,711                  908,647                 763,627
       Whole life                                  14,558                   15,778                  13,613
                                               ----------                ---------               ---------
                                                2,543,600                2,512,541               2,278,716
                                               ----------                ---------               ---------
     Other                                        371,130                  433,236                 521,692
                                               ----------                ---------               ---------
           Total                               $8,959,314               $8,114,516              $7,242,737
                                               ==========               ==========              ==========
Life insurance face amount sold
   Directly produced by agents
     Property-casualty agencies
       Universal life                          $  282,388               $  384,763              $  503,665
       Term life                                1,127,060                  889,624                 759,740
       Whole life                                   3,115                    2,775                   1,779
                                               ----------               ----------               ---------
                                                1,412,563                1,277,162               1,265,184
                                               ----------               ----------               ---------
   Traditional agencies
     Universal life                               128,247                  224,937                 375,679
     Term life                                    348,917                  333,920                 364,873
     Whole life                                     1,124                    1,736                     541
                                               ----------               ----------               ---------
                                                  478,288                  560,593                 741,093
                                               ----------               ----------               ---------
   Other                                        1,890,851                1,837,755               2,006,277
       Total                                        9,431                   21,549                  59,778
                                               ----------               ----------               ---------
                                               $1,900,282               $1,859,304              $2,066,055
                                               ==========               ==========              ==========
Annuity Premiums
   Deferred annuities
     Property-casualty agencies                $   30,816              $    30,321              $   37,611
     Traditional agencies                          40,188                   45,956                  48,646
                                               ----------              -----------              ----------
                                                   71,004                   76,277                  86,257
                                               ----------              -----------              ----------
   Immediate annuities                              1,227                    2,362                   1,595
                                               ----------              -----------              ----------
       Total                                   $   72,231              $    78,639              $   87,852
                                               ==========              ===========              ==========


     The Company has experienced double-digit growth in its face amount of life insurance in force and annuity account balance since 1994. The total face amount of life insurance in force grew at an average annual rate of 11.9% beginning at year end 1994 through year end 1996 and is up 10.4% at December 31, 1996 as compared to the prior year end. Annuity account balance grew at an average annual rate of 18.1% beginning at year end 1994 through year end 1996 and is up 13.4% at December 31, 1996 compared to the prior year end.

     The face amount of new term life insurance sold totaled $1.5 billion accounting for 78% of 1996 new insurance production. Term life insurance provides protection during a specified number of years that expires without policy cash value if an insured survives the stated period. The face amount of new term life insurance sold increased 20.6% in 1996 due to the popularity of the Company's 10- and 20-year term life insurance products. For further information on this product line see Term Life Insurance on page 9.

     The face amount of new universal life insurance sold totaled $410.6 million representing 22% of 1996 new insurance production. Universal life insurance is flexible premium life insurance that allows policyholders to change the death benefit from time to time (with satisfactory evidence of insurability for increases) and vary the amount or timing of premium payments. Premiums minus policyholder assessments are credited to cash value or accumulative accounts to which interest is credited at rates that may change from time to time. The savings element of universal life products have become less attractive over the last several years due to generally lower interest rates and an increasing equity market. For further information on this product line see Universal Life Insurance on page 8.

     During 1996, first-year fixed deferred annuity premiums decreased 10.4% to $68.1 million. Fixed deferred annuities are tax-deferred cash accumulation contracts that pay a fixed interest rate established by the insurance company. The Company issues single and flexible premium annuities that permit additional deposits by policyholders after initial premiums are paid. Lower first and second quarter sales were caused by a flat interest yield curve, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. Interest rates rose during the middle of the year, and sales reached expected levels in the third and fourth quarters. For further information on this product line, see Annuities on page 10.
                                       6

     Market Area

     The following table shows direct life insurance premiums and annuity considerations for ALLIED Life by state for the years indicated.

                                                  1996                                    1995          1994



                         Life
                       Insurance       Annuity                        Percentage       Percentage    Percentage
                       Premiums    Considerations      Total (1)       of Total         of Total      of Total

                                       (Dollars in thousands)

Iowa                    $ 9,869         $15,078        $ 25,451          21.5%            26.1%           29.6%
Wisconsin                 1,859          11,549          13,415          11.3              7.0             6.0
California                9,770           2,953          12,802          10.8             10.0            10.2
Illinois                  1,233          10,794          12,487          10.6              5.5             4.7
Utah                      1,244           8,554           9,801           8.3              5.8             5.7
Nebraska                  4,413           2,534           7,276           6.2              6.2             4.8
Kansas                    3,399           2,287           5,916           5.0              5.6             6.0
Idaho                     1,266           4,078           5,375           4.5              1.3             1.6
Missouri                  2,059           1,877           4,059           3.4              6.6             5.6
Oregon                      378           3,328           3,706           3.2              0.5             0.2
Minnesota                 2,064             950           3,036           2.6              4.8             3.7
South Dakota                522           1,924           2,475           2.1              5.9             9.5
Other (2)                 5,671           6,325          12,406          10.5             14.7            12.4
                        -------         -------        --------         ------           -----           -----
                        $43,747         $72,231        $118,205         100.0%           100.0%          100.0%
                        =======         =======        ========         ======           =====           =====

(1) Total includes accident and health and other miscellaneous premiums not separately shown in the table. (2) Includes all other jurisdictions, none of which accounted for more than 2% in 1996.

     For more information regarding premium by state and the states where ALLIED Life is admitted for insurance business, see the 1996 Annual Report, page 3.


Subsidiaries

     ALBA is a general agency which uses the ALLIED Life agency force to sell complementary insurance products not developed nor written by ALLIED Life, such as health insurance, major medical, and disability insurance. ALBA's revenues amounted to $681,000 in 1996, $496,000 in 1995, and $476,000 in 1994. AGMB is a
registered broker-dealer which facilitates securities transactions for the insurance agents of the Company and its affiliates who are licensed to sell securities. AGMB's revenues for 1996, 1995, and 1994 were $389,000, $203,000, and $189,000.

Products

     Universal Life Insurance

     The Company's universal life policies provide permanent life insurance protection with a flexible premium structure that allows the customer to pre-fund future insurance costs and to accumulate savings on a tax-deferred basis. The policyholder may surrender the policy at any time and receive the accumulated account balance less a specified surrender charge based on the duration of the contract and the amount of the coverage.

     The following table reflects the account value, average face amount and average policyholder age at date of issue for the Company's universal life products (excludes riders):

                                                                   Average      Average      Number       Average
                                                                   Account       Face          of          Issue
                                                                    Value       Amount      Policies        Age


Policies sold in 1996:
   Policies with a minimum face amount in excess of
     $150,000                                                       $ 7,833     $358,414         390        44
All other policies                                                    2,023       50,987       3,009        39

Total policies in force as of December 31, 1996:
   Policies with a minimum face amount in excess of
     $150,000                                                       $10,826     $326,748       5,000        40
   All other policies                                                 3,827       57,698      33,033        36

     When the Company issues a universal life policy it receives an initial premium based on the face amount of insurance purchased and the premium is reflected as a deposit to the policyholder's account. Additional premiums may be deposited by the policyholder up to a specified maximum. The Company deducts an expense allowance from each premium within a contractually specified range and credits the remainder to the policyholder's account. Thereafter, the account balance is charged monthly for the cost of insurance, which reflects mortality and benefit charges and an administrative fee, and is credited interest monthly at current crediting rates. Certain of the Company's universal life policies are designed to encourage policyowner persistency and larger account balances by providing higher crediting rates for larger account balances as well as those maintained for longer periods.
     Policy liabilities for universal life contracts are comprised of policyholder account balances. The following table shows changes in account balances for each year in the five-year period ended December 31, 1996:

                                                                       Benefit
            Account                                                   Payments     Account    Deferred     Average
           Balance,                                                     Plus      Balance,     Policy     Interest
         Beginning of   Premiums   Interest    Cost of     Expense    Surrender    End of    Acquisition  Credited
  Year       Year       Received   Credited   Insurance  Allowances    Charges      Year        Costs       Rate




                                             (dollars in thousands)

1992     $110,714       $26,120     $8,626    $ (9,487)  $(3,020)     $ (7,303)   $125,650    $36,794         7.3%
1993      125,650        32,468      9,293     (11,498)   (3,931)      (10,541)    141,441     40,890         7.0
1994      141,441        29,640      9,229     (13,810)   (3,591)       (7,064)    155,845     46,653         6.2
1995      155,845        30,382      9,530     (15,563)   (4,448)       (7,092)    168,654     51,774         5.9
1996      168,654        32,644      9,490     (16,178)   (4,549)       (7,334)    182,727     56,333         5.4

     The Company's universal life products are designed to provide long-term returns to its policyowners. Most of the Company's products currently being sold are structured so that the Company's policy acquisition costs will be recovered on an in force basis upon the receipt of 5 to 10 years of annual premiums, depending on the product. In the event of an early surrender, the Company imposes surrender charges in order to fully recover its acquisition costs at the point of surrender by the policyowner. Additionally, variable periodic mortality and benefit charges, percent-of-premium loads, and monthly policy fees cover the costs of insurance and other benefits, policy administration and taxes, and provide the Company with a profit margin. The products are structured so policyowners are rewarded for higher cash values and life insurance face amounts.

     Term Life Insurance

     Over 80% of the Company's current term life insurance sales are 10- and 20-year level premium policies. Under these policies, the customer purchases basic term insurance protection without the tax-deferred accumulation feature available under the Company's universal life insurance policies. Term life insurance provides only a death benefit for a specified period of time to the policyowner for a lower premium than would be required for a comparable face amount of universal life insurance. Cash value does not accumulate, rather, the premium charged is a function of mortality risk and policy expenses.

     The  following   table   reflects  the  average  face  amount  and  average
policyholder age at date of issue for the Company's term life products (excludes riders):

                                                                           Number          Average      Average
                                                                             of             Face         Issue
                                                                          Policies         Amount         Age

Policies sold in 1996:
   Policies with a minimum face amount in excess of $150,000                 2,058         $403,296        41
   All other policies                                                        5,746           96,303        41

Total policies in force as of December 31, 1996:
   Policies with a minimum face amount in excess of $150,000                 6,922         $373,875        41
   All other policies                                                       16,083           92,134        39

     The Company encourages the conversion of term life insurance to universal life insurance, and as an incentive it credits a portion of the term life premium as an additional deposit into the universal life insurance account of a policyholder upon conversion. The credit is substantially offset by a reduction in the commission payable to the agent. The agent has incentive to encourage term conversion because the reduced commission payable upon conversion still exceeds the commission payable on the renewal of a term life insurance policy. This incentive to convert is promoted directly to the term policyowner at each of the first five policy renewals. Term conversions represented 8.5% of 1996 universal life face amount sold. Universal life insurance face amount sold resulting from conversions from ALLIED Life term products were $38.9 million in 1996, $30.5 million in 1995, and $65.3 million in 1994.

   Group Life and Other In Force Life Policies

     As of December 31, 1996, the Company had $267.5 million face amount of group term life insurance in force on 2 employee groups, one of which is the ALLIED Group, Inc. employee group.

     As of December 31, 1996, the Company had $49.1 million face amount of other life insurance products in force consisting of smaller, non-participating whole life policies. These are guaranteed premium and cash value contracts.

     Annuities

     The Company offers a variety of fixed deferred annuity products, including single premium and flexible premium designs, to customers who wish to accumulate savings on a tax-deferred basis. Annuities currently enjoy an advantage over certain other savings vehicles because the annuity buyer receives a tax-deferred accrual of interest on his or her investment during the accumulation period. Annuities generally are marketed to individuals in anticipation of retirement.

     The following table reflects the average account value and average policyholder age at date of issue for the Company's deferred annuity products :

                                                                             Number        Average     Average
                                                                               of          Account      Issue
                                                                            Policies        Value        Age


Annuities sold in 1996:                                                        3,451       $20,906          69
Total policies in force as of December 31, 1996:                              23,305        19,914          65

     Policy liabilities for annuity contracts without mortality risk are comprised of policyholder account balances. The following table shows changes in account balances for each year in the five-year period ended December 31, 1996:

                                                             Benefit
            Account                                         Payments           Account      Deferred       Average
           Balance,                                           Plus            Balance,       Policy       Interest
         Beginning of   Considerations     Interest         Surrender          End of      Acquisition    Credited
  Year       Year          Received        Credited          Charges            Year          Costs         Rate


                                                 (dollars in thousands)

1992      $165,179          $50,000        $13,683          $(7,294)         $221,568      $ 10,545         7.2%
1993       221,568           56,427         16,682          (23,292)          271,385        15,114         6.7
1994       271,385           86,899         17,723          (32,617)          343,390        21,393         5.8
1995       343,390           77,199         22,613          (30,986)          412,216        25,613         5.9
1996       412,216           71,770         24,566          (41,047)          467,505        25,623         5.6


     Annuity account balances have increased from $221.6 million at December 31, 1992 to $467.5 million at December 31, 1996, an average yearly increase of 27.7%. Considerations received decreased 7% in 1996 compared to 1995 due to a flat interest yield curve which allowed financial institutions to offer short-term investments at more competitive interest rates. Benefit payments plus surrender charges in the table above have increased in recent years due primarily to the fact that the Company wrote very few annuities prior to 1989. Thus the increasing age of the Company's annuity portfolio results in more surrenders because the older products have lower surrender charges.

     The Company's deferred annuities are sold as an alternative to bank certificates of deposit and other taxable savings vehicles. Annuity premiums are typically invested in intermediate term, investment grade securities with the investment terms generally matching the underlying product surrender charge periods of three to nine years. For most plans, the initial interest is guaranteed for one to three years with renewal crediting rates based on port-folio earnings and market conditions. As a competitive enhancement, some of the Company's annuity products include interest rate bonuses which are added to the policies account value at various points during the contract period. Liquidity benefits are provided in the form of no-penalty partial withdrawal allowances, interest income payments, a nursing home waiver, and bonus annuitization options.

     Several of the Company's annuity products provide 1% to 2% first-year interest bonuses and additional annual interest bonuses for long-term persistency. The present value of the interest rate bonuses are generally deducted from agents compensation, allowing the Company to maintain its targeted profit margin.

     Surrender charges, which the Company imposes in the early years of a policy, reduce the amount payable to a policyholder upon surrender of a policy and generally permits the Company to recover its acquisition costs. These charges also reduce the statutory reserve applicable to the policy.

     During the second quarter of 1996, the Company introduced an equity indexed-annuity product. While guaranteeing the return of principal to the customer, interest credited is based on a percentage of the gain of the S&P 500 Index(R). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index(R). The call options provide the Company the opportunity to participate in the increases of the S&P 500 Index(R) if the market advances. See notes 1 and 3 of the 1996 Notes to Consolidated Financial Statements for additional information regarding call options.

Insurance Operations

     The Company's insurance and annuity operations achieve significant cost efficiencies through automation of policy issue and administration. Budgetary, quality service, and time service standards are established and closely monitored. Internal financial analysis and reporting are used to focus on the most profitable elements of the Company's operations and to identify cost saving and marketing opportunities.

     The Company is headquartered in Des Moines, Iowa, and physically located in the ALLIED property-casualty companies' home office. This close proximity facilitates marketing plan implementation between ALLIED Life and the ALLIED property-casualty affiliates. It also allows the Company to lease automation systems and support from ALLIED Group, Inc. on a more cost effective basis. See "Certain Transactions and Relationships" in the 1997 Proxy Statement for additional information.

Life Insurance Underwriting

     The Company had adopted and follows detailed, uniform underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. Underwriting administration is automated and management emphasizes the achievement of quality and time service objectives. The Company's underwriters review each applicant's written application, which is prepared under the supervision of the Company's agents or representative, and any required medical records. The Company employs blood and urine testing to provide additional information on nicotine and cocaine use and alcohol abuse. Based on the results of these tests, the Company adjusts the mortality charge or declines coverage completely.

     Any nicotine use by a life applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentations on a policy application can result in the cancellation by the Company of the policy generally within the first 2 years upon the return of any premiums paid.

     The increasing incidence of Acquired Immune Deficiency Syndrome (AIDS) has not thus far adversely affected the Company's mortality experience. The Company considers AIDS information and testing results in its underwriting and pricing decisions. The Company's blood test includes a screening for AIDS antibodies.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years, the Company has the right to terminate and can generally discontinue the reinsurance on a block of business. This is normally done to increase the Company's retention on older business to the same level as current cessions.

     Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, which are currently $150,000 or less per life ($250,000 or less per life for ages 59 and under). Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company, as the ceding insurer, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by the Company has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. At December 31, 1996, the Company had ceded to reinsurers $2.6 billion of insurance in force, substantially all of which was reinsured with insurance companies rated A (excellent) or better by A.M. Best. There is currently no reinsurance with affiliated insurance companies and all reinsurance entered into is in the ordinary course of business. The Company continually monitors the financial strength of its reinsurers and the availability of replacement coverages in the reinsurance market. If for any reason such reinsurance coverages would need to be replaced, the Company believes that replacement coverages from financially responsible reinsurers would be available.

Policy Liabilities

     The policy liabilities reflected in the consolidated financial statements are calculated in accordance with generally accepted accounting principles
(GAAP). Liabilities for universal life and annuity policies consist of the premiums and considerations received plus accumulated credited interest, less accumulated policyholder assessments and benefits. For traditional products, liabilities for future policy benefits have been provided based on the net level premium method. These liabilities are based upon actuarial tables adjusted for ALLIED Life's actual mortality and persistency experience and investment income. GAAP policy liabilities differ from those established for statutory reporting purposes due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP policy liability calculation. Actual mortality experience in a particular period may be greater than expected mortality experience and, consequently, may materially affect the Company's operating results for such period. See note 1 of the 1996 Notes to Consolidated Financial Statements for additional information regarding policy liability assumptions under GAAP.

Interest Crediting Policy

     On a monthly basis, or more frequently if required, the Company reviews and establishes current period interest rates based upon existing and anticipated investment opportunities. This applies to both new sales as well as in force universal life insurance and annuity products after any initial guaranteed period. The Company attempts to match the duration of the asset-liability characteristics of various universal life insurance and annuity products with the underlying investment opportunities available. Interest rates are then established based on each product's required interest spread and market conditions at the time. Interest rates are reviewed and, if appropriate, adjusted for money received in the Company's home office on or after the effective date of the interest rate change.

Investments

     Without prior approval from the Company's Investment Committee, the investment policy for ALLIED Life requires purchases of securities for the fixed maturity portfolio to be invested in debt obligations rated "BBB" or higher at the time of acquisition. Any security which is rated below "BBB" or is non-rated requires approval from the Company's Investment Committee prior to its purchase. At December 31, 1996, 89% of the Company's fixed maturity investments were rated "A" or higher, and less than 1% were rated lower than investment grade. At December 31, 1996, the fair value of ALLIED Life's fixed maturity portfolio was approximately $6.1 million more than the financial statement carrying value.

     The carrying values and the investment ratings of all of the Company's investments in fixed maturities are reviewed on an ongoing basis for credit deterioration, and if this review indicates a decline in fair value below cost that is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income. No such reductions in carrying value were recognized for the years ended December 31, 1996 and 1995.

     In November of 1995, the Financial Accounting Standards Board (FASB) issued a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report allowed companies to reassess the appropriateness of the classification of all securities and make any resulting transfers concurrent with the initial adoption of the implementation guide but no later than December 31, 1995. Effective November 30, 1995, the Company made such reassessment and reclassified $215.2 million of held-to-maturity securities to available for sale. The net effect of such reclassification increased stockholders' equity by $4.4 million.

     The table below shows the composition of the Company's investments at December 31, 1996:

                                                                   Estimated                    1996       1995
                                                                     Fair        Carrying      Percent    Percent
                Investment Category                                  Value         Value      Of Total   Of Total


                                                                               (dollars in thousands)

Fixed maturities:
   U.S. Treasury obligations (1)                                  $  34,904     $  34,941       4.8%        1.4%
   Foreign governments                                               11,119        10,888       1.5         2.0
   Public utilities                                                  91,300        90,351      12.5        10.3
   Asset-backed securities (other than first lien mortgages)         22,856        22,509       3.1         3.9
   Mortgage-backed securities:
     Pools                                                          122,611       121,657      16.8        21.4
     Collateralized mortgage obligations                             92,417        92,142      12.8        14.5
                                                                  ---------     ---------      ----        ----
       Total mortgage-backed securities                             215,028       213,799      29.6        35.9
                                                                  ---------     ---------      ----        ----
   Corporate debt securities:
     Investment grade (BBB or greater) (2)                          330,430       327,010      45.3        43.3
     Non-investment grade (BB + or below) (2)                           ---           ---       ---         0.7
                                                                  ---------     ---------     -----        ----
       Total corporate debt securities                              330,430       327,010      45.3        44.0
                                                                  ---------     ---------     -----        ----
       Total fixed maturities                                       705,637       699,498      96.8        97.5
                                                                  ---------     ---------     -----        ----

Equity securities                                                     6,407         6,406       0.9         0.6
Mortgage loans on real estate (3)                                     1,457         1,457       0.2         0.3
Policy loans                                                         10,307        10,307       1.4         1.4
Other invested assets (4)                                             4,276         3,751       0.5         ---
Short-term investments                                                  920           920       0.2         0.2
                                                                  ---------     ---------     -----       -----
       Total investments                                           $729,004      $722,339     100.0%      100.0%
                                                                  =========      ========     =====       =====



(1) All such  securities  are  backed by the full faith and credit of the United
    States government.
(2) Ratings are assigned primarily by Standard & Poor's or a recognized equivalent.
(3) Consists of single family residential and farm mortgages.
(4) Consists of instruments purchased for hedging purposes.

 The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1996:

                                                              Estimated                          1996        1995
                                                                 Fair        Carrying           Percent     Percent
Rating (1)                                                       Value         Value            Of Total    Of Total


                                                                (dollars in thousands)

AAA                                                            $269,839       $267,985            38.3%       42.9%
AA                                                               83,731         82,150            11.7        10.8
A                                                               275,734        273,046            39.0        39.9
BBB                                                              74,769         74,753            10.7         4.5
                                                               --------       --------            ----        ----
       Total investment grade fixed maturities                  704,073        697,934            99.7        98.1
                                                               --------       --------            ----        ----
Non investment grade
                                                                  1,564          1,564             0.3         1.9
                                                               --------       --------            ----        ----
       Total fixed maturities                                  $705,637       $699,498           100.0%      100.0%
                                                               ========       ========           =====       =====


(1)  Ratings are assigned primarily by Standard & Poor's or a recognized equivalent.

     The following table sets forth expected maturities in the Company's fixed maturity portfolio at December 31, 1996. Expected maturities at December 31, 1996 are shorter than contractual maturities because of mortgage backed and call-option securities in the portfolio. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities are based on the same prepayment assumptions used in amortizing premiums and discounts on these securities. For additional information on contractual maturities, see note 2 of the 1996 Notes to Consolidated Financial Statements.

                                                                                             1996         1995
                                                                              Amortized     Percent      Percent
                                                                                Cost       Of Total     Of Total


                                                                                   (dollars in thousands)

         One year or less                                                      $ 38,827       5.6%          7.6%
         Over 1 year through 5 years                                            171,830      24.8          24.8
         Over 5 years through 10 years                                          343,707      49.7          44.8
         Over 10 years through 20 years                                         103,031      14.9          17.2
         Over 20 years                                                           34,500       5.0           5.6
                                                                                -------     ------        -----
                     Total                                                     $691,895     100.0%        100.0%
                                                                                =======     ======        =====



     Investment results of the Company for each year in the three years ended December 31, 1996 are shown on the following table.

                                                                    1996               1995               1994


                                                                               (dollars in thousands)

         Average invested assets, net (1)                          $653,908           $584,223          $489,612
         Investment income (2)                                       48,182             45,411            38,137
         Average annual yield on total investments                      7.4%               7.8%              7.8%
         Realized investment gains (losses)                        $    122           $   (722)         $   (724)

(1) Total invested assets, at cost, less balance outstanding on Federal Home Loan Bank note payable (see (2) below), on an average quarterly basis.
(2) Investment income is net of interest and investment expenses and does not include realized investment gains or losses or provision for income taxes.

     Mortgage-backed securities (including collateralized mortgage obligations [CMOs]) comprise 30.6% of the Company's total fixed maturity portfolio at December 31, 1996. The mortgage-backed securities are backed primarily by first lien single family residential mortgages. All of the mortgage-backed securities are investment grade.

     The Company's investments in CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of bonds. As of December 31, 1996, ALLIED Life held CMO investments with a carrying value of $92.1 million (fair value of $92.4 million). As of December 31, 1996, 86.8% (84% in 1995) of the Company's CMO investments were in planned amortization classes
(PACs) and sequential pay bonds. The Company invests primarily in PACs to provide call protection and more stable average lives. This provides more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. All of the Company's CMO investments have an active secondary market and accordingly are not expected to affect the Company's liquidity differently than other fixed maturity investments.

     The following table shows the December 31, 1996 estimated fair value and carrying value of the CMO portfolio by investment rating:

                                                                   Estimated                    1996        1995
                                                                     Fair        Carrying      Percent     Percent
Rating(1)                                                            Value         Value       Of Total    Of Total
                                                                             (dollars in thousands)

AAA                                                                 $83,036        $82,923       90.0%       97.0%
AA                                                                    9,381          9,219       10.0         3.0
                                                                    -------         ------      -----       -----
       Total investments in CMOs                                    $92,417        $92,142      100.0%      100.0%
                                                                    =======        =======      =====       =====


(1)  Ratings are assigned primarily by Standard & Poor's or a recognized equivalent.

     The following table shows the December 31, 1996 estimated fair value and carrying value of the CMO portfolio by type:

                                                                   Estimated                   1996         1995
                                                                     Fair         Carrying    Percent      Percent
Type of CMO                                                          Value          Value    Of Total      Of Total

                                                                          (dollars in thousands)

Planned amortization class                                          $55,435       $55,427      60.2%        57.5%
Sequential pay                                                       24,814        24,508      26.6         26.5
Other                                                                12,168        12,207      13.2         16.0
                                                                    -------        ------     -----        -----
       Total investments in CMOs                                    $92,417       $92,142     100.0%       100.0%
                                                                    =======       =======     =====        =====

Hedging Activities

     In June 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including cash settle put swaptions (swaptions) and interest rate floors (floors) were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities that may result from extreme increases in interest rates. As of December 31, 1996, the Company was party to 44 agreements for these instruments. The agreements expire quarterly from June 1999 through March 2006. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1996). The notional amounts range from $3 million to $9 million (total of $244 million).

     Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. The 28 agreements for the floors outstanding as of December 31, 1996 expire quarterly from June 1999 through March 2006. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1996). The notional amounts for each quarter range from $140 million to $270 million.

     The costs of the interest rate hedging programs are not expected to have a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions. The Company does not anticipate making any further purchases of interest rate hedges in the near future.

     Premiums paid to purchase these instruments are capitalized and included in other invested assets. Through December 31, 1996, the Company had paid approximately $4.1 million in premiums. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets are not recorded in income until realized.

     The Company is exposed to the risk of losses in the event of nonperformance of the counter parties of the above swaptions and floors. Losses recorded in the Company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instruments. Economic losses will be measured by the net replacement cost of such instruments or by their fair value if the net fair value is in the Company's favor. The Company limits its exposure to such losses by diversification among reputable counter parties with appropriate credit ratings.

Competition

     The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of whom have financial resources substantially greater than those of the Company, as well as from other investment alternatives available to its customers. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors. Management believes that the Company's ability to compete with other insurance companies is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, its ability to develop competitive and profitable products, and its maintenance of high ratings from A.M. Best (currently "A" [excellent]) and Duff and Phelps Credit Rating Company (currently "A").

     The  Company  competes  on  the  basis  of  its  distribution  system,  its innovative product development, its strong financial condition, and its high-quality agent services and marketing support. Growth in the Company's distribution channels is based on providing a competitive product portfolio combined with the value of its marketing, underwriting, and administrative support services to agents.

Regulation

     The Company's insurance subsidiary is subject to varying degrees of regulation and supervision by the states in which it is admitted to transact business. State insurance laws establish regulatory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted. ALLIED Life must file guaranteed rates for the policies it underwrites with the insurance departments of certain states in which it operates; reinsurance generally is not subject to rate regulation. Insurance departments also examine the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities and review of annual and other reports prepared on a statutory accounting basis required to be filed on the financial condition of insurers or for other purposes. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. The Iowa statute requires that insurance companies pay dividends only out of earned profits (unassigned surplus) and requires prior regulatory approval for the payment of any dividend which exceeds the greater of either (I) 10% of statutory policyholders surplus (total capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations of the insurer for the 12-month period ending the December 31 of the preceding year.

     The Company is also subject to statutes governing insurance holding company systems. Typically, such statutes require the Company to periodically file information with the state insurance regulatory authority, including information concerning its capital structure, ownership, financial condition, and general business operations. Under the terms of applicable state statutes, any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required first to obtain approval of the applicable state insurance regulators. Chapter 521A of the Iowa Code relating to holding companies, to which the Company is subject, requires disclosure of transactions between the Company and its insurance subsidiary or between an insurer and another subsidiary, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable, and that the Insurance Commissioner be given an opportunity to disapprove certain material transactions. Further, prior approval by the Iowa Insurance Division is required for affiliated sales, purchases, exchanges, loans or extensions of credit, guarantees or investments which involve 5% or more of the insurer's admitted assets as of the preceding December 31st.

     Under insolvency or guaranty fund laws in states in which ALLIED Life operates, insurers can be assessed, up to prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amounts and timing of such assessments are beyond the control of the Company and generally have an adverse impact on the Company's earnings. A number of insurance companies are under supervision resulting in assessments to cover losses to policyholders of such companies. The Company cannot predict the amount of any future assessments.

     Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives.

     Iowa as well as three other states have adopted the NAIC regulation for life insurance policy sales illustrations. Additional states are expected to adopt the new regulation in 1997. The effect of any adoption by individual states is not expected to have a significant effect on the Company's insurance production.


Employees

     At December 31, 1996, ALLIED Life employed 113 persons. ALLIED Life employs all persons serving the Company and its subsidiaries. None of the employees are members of a collective bargaining unit. Management believes that relations with its employees are good.

Item 2.    Properties

     The Company does not own any real estate. The Company's principal operations are conducted from leased office space pursuant to a leasing arrangement with ALLIED Mutual. See "Certain Transactions and Relationships" in the 1997 Proxy Statement for additional information. Management considers the leased space to be adequate for its needs.

Item 3.    Legal Proceedings

     The Company is a party to lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Securities Holders

     No matters were submitted during the fourth quarter of 1996 to a vote of holders of ALLIED Life Financial Corporation stock.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on The Nasdaq Stock Market under the symbol ALFC. As of December 31, 1996, there were 136 stockholders of record. The following table shows the high and low market prices and dividends paid per share for each calendar quarter for the two most recent years.

                                               High             Low             Last          Dividends

1996
   First qtr.                                 $18 1/4        $16 1/2           $17              $.05
   Second qtr.                                 21 1/2         15                20               .05
   Third qtr.                                  20             15 1/4            15 3/4           .05
   Fourth qtr.                                 18 3/4         15 3/4            17 1/2           .06

1995
   First qtr.                                 $16 3/4        $13 3/4           $15              $.04
   Second qtr.                                 17 3/4         15                17 1/4           .04
   Third qtr.                                  20             17 1/4            17 1/2           .04
   Fourth qtr.                                 18             16 1/4            18               .05

     There are certain regulatory restrictions relating to the payment of dividends (see note 10 of the 1996 Notes to Consolidated Financial Statements). It is the present intention of the Board of Directors to declare quarterly cash dividends.

 Item 6.    Selected Financial Data
                                          At or for the year ended December 31,

                                               1996          1995             1994             1993          1992





Income Statement Data                                (Dollars in thousands, except per share data)
Revenues
     Total insurance revenues                $31,350       $29,934          $25,393         $20,822        $17,732
     Investment income                        48,182        45,411           38,136          33,243         28,979
     Realized investment gains
       (losses)                                  122          (722)            (724)          2,154          2,511
     Other income                              1,056           688              648             277            236
                                             -------       -------          -------          ------        -------
     Total revenues                           80,710        75,311           63,453          56,496         49,458
                                             -------       -------          -------          ------        -------
Benefits and expenses
     Policyholder benefits                    47,988        46,063           37,359          32,870         27,660
     Amortization of deferred policy
       acquisition costs (2)                  10,595         5,941            5,136           5,347          5,068
     Commissions                               3,316         2,725            2,627           2,390          1,904
     Insurance operating expenses              6,801         6,313            5,715           4,966          4,316
                                             -------        ------          -------          ------         ------
     Total benefits and expenses              68,700        61,042           50,837          45,573         38,948
                                             -------        ------          -------          ------         ------
     Income before income taxes               12,010        14,269           12,616          10,923         10,510

Income taxes                                   3,937         4,557            4,059           3,739          3,709
                                             -------        ------          -------          ------         ------
     Net income (1)(2)                       $ 8,073       $ 9,712          $ 8,557         $ 7,184        $ 6,801
                                             =======       =======          =======         =======        =======

Net income applicable to
     common stock (1)(2)                     $ 6,471       $ 8,219          $ 7,226         $ 5,930        $ 5,551
Earnings per common share (1)(2)                1.41          1.78             1.58            1.67           1.63
Dividends paid per common share              $  0.21       $  0.17          $  0.13         $  0.03        $   ---
Weighted average number of
     common shares outstanding
     (in thousands)                            4,580         4,613            4,577           3,545          3,413

Balance Sheet Data
Investments at cost                         $714,483      $637,245         $554,889        $451,982       $372,080
Assets                                       835,600       759,947          643,340         532,588        439,060
Preferred stock                               24,586        22,871           21,341          19,028         18,517
Stockholders' equity                        $99,942       $101,682         $ 76,027        $ 74,368        $54,123
Preferred shares outstanding
     (in thousands)                            2,238         2,087            1,948           1,754          1,707
Common shares outstanding
     (in thousands)                            4,497         4,633            4,586           4,572          3,413

Other Data
Death benefits per share                    $   1.02      $   1.03         $   0.85        $   0.86         $ 0.71
Book value per share                           16.16         15.01            13.42           11.98          10.42
Statutory capital and surplus                 46,544        45,504           47,413          42,403         28,726
Life insurance in force                    8,959,314     8,114,516        7,242,737       5,915,558      4,875,840
Annuity account balances                    $467,505     $ 412,216        $ 343,390        $271,385       $221,568

(1) The 1988 amounts are before the cumulative effect of a change in accounting for income taxes (SFAS 96). (2) The 1996 amounts include an additional $2.8 million ($1.9 million or $0.42 per share net of income taxes) charge relating to unlocking adjustments to deferred policy acquisitions costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and is accompanied by meaningful cautions identifying important factors that could cause actual results to differ materially from the prospective information. The management of ALLIED Life Financial Corporation (ALFC or the Company) is adhering to these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements in the following discussion and elsewhere in this report.

     Forward-looking statements relate to future operations, strategies, financial results, or other developments and are not based on historical information. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words generally qualify as forward-looking statements.
The Company undertakes no obligation to update such forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include the following: (1) heightened competition, particularly intensified price competition, the entry of new competitors from the financial services sector, and the creation of new products by competitors; (2) adverse state and federal legislation and regulations, including federal tax laws affecting individuals, changes in the taxation of insurance companies, federal legislation allowing the entry of new competitors from the financial services sector, and the regulation of product design and marketing of those products; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions that are less favorable than expected; (5) unanticipated changes in industry trends; and (6) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates.

Overview

     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Financial Statements and related footnotes included elsewhere herein.

     ALLIED Life Financial Corporation is an insurance holding company formed by ALLIED Mutual Insurance Company (ALLIED Mutual) in July of 1993. The financial statements include the accounts of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc. (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). ALLIED Life accounts for substantially all of the Company's operations and sells primarily life insurance and annuity products.

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

     In accordance with Generally Accepted Accounting Principles (GAAP), universal life insurance premiums received are shown as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for universal life products consist of fee income from mortality charges, administration expenses, and surrender charges assessed against the account balances. Surrender benefits paid are reflected as decreases in liabilities for these account balances and not as expenses. Interest credited to account balances is reported as benefit expenses in the financial statements.

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

     The costs related to acquiring new business (principally commissions), certain costs of issuing policies, and certain other variable selling expenses (defined as deferred policy acquisition costs) are capitalized and amortized into expense primarily in proportion to the present value of expected gross profits. This amortization is adjusted when ALLIED Life revises its current or estimated future gross profits. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than expected and when investments are sold at a gain prior to their anticipated maturity.

     Death and other policyholder benefits reflect ALLIED Life's exposure to mortality risk. They fluctuate from period to period according to the level of claims incurred under ALLIED Life's insurance retention limit.

     Profitability is primarily affected by investment spread (the excess of investment income earned over the amounts credited as interest to policyholder accounts), mortality experience (difference between actual and expected death and other policyholder benefits), and the ability to control policy acquisition costs and other operating expenses. Because of ALLIED Life's relatively small size, its operating results may be affected significantly by the level of death and other policyholder benefits incurred in any one reporting period.

     The tables on pages 24 and 25 reflects ALLIED Life's production information and pretax operating results excluding realized investment gains (losses) and related amortization of deferred policy acquisition costs for the years indicated. The following analysis of life insurance operations should be read with reference to the table.

Results of Operations

1996 Compared with 1995

     Consolidated revenues for the year ended December 31, 1996 were $80.7 million, a 7.2% increase over the $75.3 million reported for 1995. The increase was attributable to life insurance premiums and other insurance income net of reinsurance premiums ceded that rose 9.9% due to increased sales of term life insurance. In 1996 the Company had realized gains on investments of $122,000 as compared with realized losses of $722,000 in 1995. Consolidated revenues have grown at a slower rate over the last several quarters due to lower sales of universal life and annuity products. Investment income and policyholder assessments on universal life have shown decreases in growth primarily because of lower increases in invested assets and universal life account balances.

                                             Life Insurance Operations

                                                                          Year Ended December 31,
                                                              1996                1995               1994
                                                                         (Dollars in thousands)
Production information
     Life insurance
       Life insurance face amount in force
         directly produced by agents
           Universal Life                                   $4,340,601         $4,215,564         $3,927,488
           Term life                                         4,198,504          3,415,536          2,745,187
           Whole life                                           49,079             50,180             48,370
                                                            ----------         ----------         ----------
                                                             8,588,184          7,681,280          6,721,045
                                                            ----------         ----------         ----------
        Other                                                  371,130            433,236            521,692
                                                            ----------         ----------         ----------
                                                            $8,959,314         $8,114,516         $7,242,737
                                                            ==========         ==========         ==========

       Face amount of new life insurance sold
         directly produced by agents
           Universal Life                                    $ 410,635          $ 609,700          $ 879,344
           Term life                                         1,475,977          1,223,544          1,124,613
           Whole life                                            4,239              4,511              2,320
                                                             ---------          ---------          ---------
                                                             1,890,851          1,837,755          2,006,277
                                                             ---------          ---------          ---------
        Other                                                    9,431             21,549             59,778
                                                             ---------          ---------          ---------
                                                            $1,900,282         $1,859,304         $2,066,055
                                                            ==========         ==========         ==========
       Life insurance termination rate
           Universal Life                                          6.1%               6.7%               6.7%
           Term life                                              18.2%              18.9%              17.6%

     Annuities
       Account balance                                    $    467,505       $    412,216       $    343,390
       First-year annuity premiums                        $     68,063       $     75,944       $     85,787


                                                                          Year Ended December 31,
                                                               1996                1995               1994
                                                                         (Dollars in thousands)
Profitability
     Investment income                                         $48,145            $45,215            $38,015
                                                               -------            -------            -------
     Interest credited on
       Annuities                                                24,732             22,613             17,723
       Universal life                                            9,490              9,530              9,229
       Other                                                       464                324                263
                                                               -------            -------            -------
         Total interest expense                                 34,686             32,467             27,215
                                                               -------            -------            -------
         Investment spread                                      13,459             12,748             10,800
                                                               -------            -------            -------
     Fee income
       Universal life charges                                   22,410             21,586             18,780
       Annuity surrender charges                                   495                662                393
                                                               -------            -------            -------
         Total fee income                                       22,905             22,248             19,173
                                                               -------            -------            -------
     Other insurance income                                      8,445              7,686              6,220
                                                               -------            -------            -------
       Adjusted insurance revenues                              44,809             42,682             36,193
                                                               -------            -------            -------
     Other expenses
       Amortization of deferred policy
         acquisition costs (1)                                  10,730              6,036              5,345
       Renewal commissions                                       2,675              2,437              2,217
       Other insurance operating expenses                        5,848              5,501              5,330
       Administrative fees                                         508                309                163
                                                               -------             ------             ------
         Total acquisition and operating expenses               19,761             14,283             13,055
                                                               -------             ------             ------
       Death benefits, net                                       6,945              6,894              5,733
       Other policyholder benefits, net                          6,357              6,702              4,412
                                                               -------             ------            -------
         Total other expenses                                   33,063             27,879             23,200
                                                               -------             ------            -------
     Insurance operating income before income
       taxes and realized investment gains (losses)            $11,746            $14,803            $12,993
                                                               =======            =======            =======



(1) Amounts exclude amortization of deferred policy acquisition costs resulting from net realized investment gains (losses). In 1996, amortization includes an additional charge of $2.8 million relating to unlocking adjustments to deferred policy costs acquisition . See "Additional Charge to DPAC"on page 26.

     Operating income before taxes (which exclude realized investment gains and losses net of related amortization of deferred policy acquisition costs) for the year includes an additional charge to deferred policy acquisition costs of $2.8 million reflecting changes in assumptions used to estimate future gross profits on certain blocks of annuity business (see Additional Charge to DPAC on page
26). Including the additional charge of $2.8 million, operating income before taxes was $11.8 million for 1996 compared with $14.9 million reported in 1995. Operating earnings per share including the additional charge of $0.42 per share were $1.37 in 1996 compared with $1.88 in 1995. Net income totaled $8.1 million ($1.41 per share) in 1996 and was $9.7 million ($1.78 per share) in 1995.

Life Insurance Operations

     Total life insurance in force grew 10.4% to $9 billion at December 31, 1996 from $8.1 billion at December 31, 1995. The increase was due to policy retention and new term life insurance sales.
                                       25

 The face amount of new life insurance sold directly by agents in 1996 increased 2.9% to $1.9 billion from $1.8 billion in 1995. The face amount of new universal life insurance sold decreased 32.6% to $410.6 million from $609.7 million. Universal life account balances increased 8.3% at year-end 1996 from year-end 1995. Fee income increased 3% to $22.9 million from $22.2 million. The savings element of universal life products has become less attractive over the last several years due to generally lower interest rates and an increasing equity market.

     The face amount of new term life insurance sold directly by agents increased 20.6% to $1.5 billion for 1996 from $1.2 billion for 1995. Sales of term insurance with 10- and 20-year guaranteed rates were strong.

     First-year annuity premiums decreased 10.4% to $68.1 million from $75.9 million for 1995. The decrease was due to lower sales in the first and second quarter. The lower sales were caused by a flat interest yield curve, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. Interest rates rose during the middle of the year, and sales reached expected levels in the third and fourth quarters. The total annuity account balance increased 13.4% to $467.5 million at year-end 1996 from $412.2 million at year-end 1995.

     Adjusted insurance revenues increased 5.3% to $44.9 million for 1996 from $42.7 million for 1995. The increase was primarily attributable to increased investment spread and other insurance income (due to term life insurance sales). The growth in life insurance in force and policyholder account balances permitted invested assets at cost to increase 12.2% to $714.1 million at December 31, 1996 from $636.7 million at December 31, 1995. Investment income increased by 6.5%. ALLIED Life's return on invested assets decreased to 7.4% in 1996 from 7.8% in 1995.

     Investment spread grew to $13.6 million from $12.7 million. Annual average interest-credited rates on universal life contracts decreased to 5.4% from 5.9% and on annuities decreased to 5.6% from 5.9%. The ratio of investment spread to investment income decreased only slightly to 28% from 28.2% despite the volatile interest rate environment during 1996. This is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

     Death benefits net of reinsurance remained at $6.9 million. Other policyholder benefits decreased 5.1% to $6.4 million from $6.7 million as decreases in reserves for supplemental contracts and single premium immediate annuities with life contingencies more than offset the increase in reserves on new term life sales and policyholder bonus reserves on universal life products. Other insurance operating expenses increased 6.3% to $5.8 million from $5.5 million.

Additional Charge to DPAC

     Amortization of deferred policy acquisition costs (DPAC) was $10.7 million in 1996. Included in that amount was an additional charge taken by the Company of $2.8 million as the result of its annual DPAC study that suggested refinements in assumptions concerning future annuity policy persistency and interest rate spreads were necessary. Annuity DPAC reflects the deferred costs (primarily commissions) associated with sales. These expenses are amortized in proportion to the actual profits and estimated future profits of a given block of annuity policies. Estimated future profits and amortization of costs are reviewed annually for universal life insurance and annuity products and may be reviewed more frequently if circumstances dictate. GAAP requires that the estimated future profits and future amortization be recomputed based on actual experience and updated expectations of future experience (unlocking). This unlocking may result in both adjustments related to prior amortization as well as changes to ongoing amortization rates.

     While the Company will continue to re-evaluate the DPAC assumptions, it does not anticipate making additional material adjustments to DPAC amortization schedules in the foreseeable future. Further adjustments would be necessary only if actual experience should differ significantly from the assumptions used in the DPAC study models. DPAC amortization was $6 million in 1995.

     Primarily due to the additional charge of $2.8 million, operating income before taxes decreased to $11.7 million in 1996 from $14.8 million in 1995.

Results of Operations

1995 Compared with 1994

     Consolidated revenues for the year ended December 31, 1995 were $75.3 million, an 18.7% increase over the $63.5 million reported for 1994. The increase was primarily attributable to higher investment income, which rose 19.1% to $45.4 million from $38.1 million, and policyholder assessments on universal life contracts, which increased 15% to $20 million from $17.4 million. These increases resulted from the growth in invested assets and policyholder account balances during the year. Policyholder account balances increased 16.4% primarily as a result of policy retention and premiums and considerations received from universal life and annuity products.

     Income before income taxes and realized investment (losses) gains net of related amortization of deferred policy acquisition costs (operating income before taxes) for 1995 increased 13.4% to $14.9 million from $13.1 million reported for 1994. Net income totaled $9.7 million, up 13.5% from $8.6 million in 1994. Operating earnings per common share rose to $1.88 for 1995 from $1.66 for 1994; net income per common share was $1.78 for 1995 compared with $1.58 for 1994.

Life Insurance Operations

     Total life insurance in force grew 12% to $8.1 billion at December 31, 1995 from $7.2 billion at December 31, 1994. The increase was due to policy retention and insurance sales.

The face amount of new life insurance sold directly by agents in 1995 decreased 8.4% to $1.8 billion from $2 billion in 1994. The primary factor was a 30.7%
decrease in the face amount of new universal life insurance sold to $609.7 million from $879.3 million. This decrease was partially due to the discontinuance of the Champion product on January 1, 1995. Lower market interest rate levels also affected sales. Policyholder account balances, however, were up 8.2%, and fee income increased 16% to $22.2 million from $19.2 million.

     The face amount of new term life insurance sold directly by agents increased 8.8% to $1.2 billion for 1995 from $1.1 billion for 1994. ALLIED Life introduced a 10-year term life insurance product at the beginning of 1994, and sales remained strong in 1995.

     First-year annuity premiums decreased 11.5% to $75.9 million for 1995 from $85.8 million for 1994. The decrease was due to a flat interest yield curve, which made short-term certificates of deposit available at more competitive interest rates. The total annuity account balance increased 20% to $412.2 million at year-end 1995 from $343.4 million at year-end 1994.

     Adjusted insurance revenues increased 17.9% to $42.7 million for 1995 from $36.2 million for 1994. The increase was primarily attributable to increased investment spread, greater fee income, and other insurance income. The growth in life insurance in force and policyholder account balances permitted invested assets at cost to increase 15.4% to $636.7 million at December 31, 1995, from $551.6 million at December 31, 1994, allowing investment income to increase by 18.9%. ALLIED Life's return on invested assets in 1995 remained unchanged from 1994 at 7.8%.

     Investment spread grew to $12.7 million from $10.8 million. Annual average interest-credited rates on universal life contracts decreased to 5.9% from 6.2% and on annuities increased to 5.9% from 5.8%. The ratio of investment spread to investment income decreased only slightly to 28.2% from 28.4% despite the volatile interest rate environment during 1995.

     Amortization of deferred policy acquisition costs increased 12.9% to $6 million from $5.3 million because of ALLIED Life's increase in profitability. Other insurance operating expenses increased 5.8% to $5.8 million from $5.5 million, a result of overall growth.

     Death benefits net of reinsurance increased 20.3% to $6.9 million from $5.7 million. Other policyholder benefits increased 51.9% to $6.7 million from $4.4 million as a result of increased reserves on new term life sales and supplemental contracts and an increase in policyholder bonus reserves on universal life products.

     ALLIED Life's operating income before taxes was up 13.9% to $14.8 million from$13 million in 1994. The increase occurred because the improved investment spread and increased fee income more than offset the higher expenses and policyholder benefits.

Liquidity and Capital Resources

ALLIED Life Financial Corporation

     As an insurance holding company, ALFC relies on dividends from ALLIED Life to make dividend payments to its preferred and common stockholders. The ability of ALLIED Life to pay dividends to the Company is limited by law to earned profits (unassigned surplus) as of the dates dividends are paid. Such ability is determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities of the State of Iowa.

     The Iowa Insurance Holding Company Act precludes ALLIED Life's payment of an extraordinary dividend without prior notice to and approval of the Iowa Insurance Commissioner. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the greater of

(i) 10% of statutory policyholders' surplus (total capital stock and surplus) as of December 31 of the preceding year or

(ii) the net gain from operations on a statutory basis for the twelve-month period ending December 31 of the preceding year.

     During 1997, the maximum amount available for distribution to the Company from ALLIED Life without special regulatory approval of or notification to the Iowa Insurance Commissioner is approximately $5.2 million.

     A source of cash flows for ALFC is dividend payments from ALLIED Life. During 1996, the Company paid cash dividends of $1.1 million to common and preferred stockholders. ALLIED Life paid to the Company dividends of $1.4 million primarily to fund the Company's dividend requirement.

     Annual dividends payable on the currently outstanding 6.75% Series preferred stock are approximately $1.5 million. In accordance with the terms of the 6.75% Series preferred stock, the Company may pay dividends thereon by issuing additional shares of such stock for any quarter ending on or prior to September 30, 1998. In 1996, the Company paid dividends in the form of 138,793 shares of 6.75% Series preferred stock.

     Effective August 6, 1996, the Board of Directors approved a stock repurchase program to acquire shares of the Company common stock on the open market. The Company completed the program during the third quarter of 1996, repurchasing and cancelling 150,000 shares at an average cost of $16.94 per share.

Consolidated

     Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable in 1996, with cash inflows at levels sufficient to provide the funds necessary to meet obligations.

     The Company's cash inflows consist primarily of deposits to policyholder account balances, proceeds from sales, maturities and calls of investments, and repayments of investment principal. The Company's cash outflows primarily are related to policyholder account withdrawals, investment purchases, policy acquisition costs, policyholder benefits, and current operating expenses. These outflows are typically met from normal annual premium and net investment cash inflows.

     Company operations provided cash inflows of $15.5 million in 1996, $11.5 million in 1995, and $8.2 million in 1994. Cash inflows from financing activities amounted to $62.5 million, $73.3 million, and $94.2 million during 1996, 1995, and 1994, respectively. These funds and the excess operating inflows were used primarily to increase the Company's fixed maturity investment portfolio.

     Matching the investment portfolio maturities to the cash flow demands of the insurance coverages being provided is an important consideration. The Company continually monitors benefit and claims statistics to project future cash requirements.

     As part of this monitoring process, the Company performs cash-flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, the Company establishes a level of cash and securities that when combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on amortizing securities, and its insurance products is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

     As of December 31, 1996, 96.8% of the Company's investments were in fixed maturities. The investment policy for ALLIED Life requires that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher when they are acquired. Of the Company's fixed maturity investments held at year-end 1996, 89% were rated "A" or better; 1% were rated below investment grade (below "BBB").

     The carrying values of all the Company's investments in fixed maturities are reviewed on an ongoing basis for credit deterioration. If review indicates a decline in fair value below cost that is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a corresponding write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income. No reductions in carrying value were recognized for the year ended December 31, 1996.

     The Company's fixed maturity portfolio includes collateralized mortgage obligations (CMOs). CMOs consist of pools of mortgages divided into tranches that provide sequential retirement of bonds. To provide call protection and more stable average lives, the Company invests primarily in planned amortization classes (PACs) and sequential-pay bonds that generally provide more predictable cash flows within a range of prepayment speeds by shifting some of the prepayment risks to support tranches.

   At  year-end  1996,  all  of  the  Company's  CMOs  were   investment-grade
securities. They had a carrying value of $92.1 million and a fair value of $92.4 million; 86.8% of these investments were in PAC and sequential-pay bonds. All of the Company's CMO investments have an active secondary market; therefore, their effect on liquidity is not expected to differ from the effect of other fixed maturity investments.

     The Company has a line of credit agreement with the Federal Home Loan Bank that provides additional liquidity. The agreement makes $25 million available through March 13, 1997. Interest is payable at the current rate upon issuance. From time to time, the Company has borrowed funds from its affiliates on an arms-length basis. At December 31, 1996, the Company had an outstanding borrowing of $20.5 million under the line of credit agreement. During 1996, the Company entered into a note-payable agreement with ALLIED Mutual, an affiliate. The outstanding borrowing at December 31, 1996 was approximately $1.6 million.

     Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds. As of December 31, 1996, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

Effects of Inflation and
Interest Rate Changes

     Management does not believe inflation has had a material effect on consolidated results of operations. To reduce exposure to interest rate fluctuations, management attempts to invest new funds in securities with expected durations that match related policyholder obligations.

     As a rule, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates while investment income moves in direct relationship with interest rate changes. For example, if interest rates decrease, the Company's fixed maturity investments generally will increase in value. Investment income, on the other hand, will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at the lower interest rates.

     Interest rate changes and the slope of the yield curve may have temporary effects on the sale and profitability of the universal life and annuity products offered by ALLIED Life. For example, if interest rates rise, competing investments may become more attractive to potential purchasers until the interest rates credited to policyholder account balances are increased. If interest rates fall, profitability will be affected negatively until credited rates are adjusted to compensate for the decline in investment income. ALLIED Life sells universal life and annuity contracts that generally permit flexible responses to interest rates, which are monitored constantly.

Hedging Activities

     In June 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including cash settle put swaptions (swaptions) and interest rate floors (floors) were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities that may result from extreme increases in interest rates. As of December 31, 1996, the Company was party to 44 agreements for these instruments. The agreements expire quarterly from June 1999 through March 2006. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1996). The notional amounts range from $3 million to $9 million (total of $244 million).

     Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. The 28 agreements for the floors outstanding as of December 31, 1996 expire quarterly from June 1999 through March 2006. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1996). The notional amounts for each quarter range from $140 million to $270 million.

     The costs of the interest rate hedging programs are not expected to have a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions. The Company does not anticipate making any further purchases of interest rate hedges in the near future.

     Premiums paid to purchase these instruments are capitalized and included in other invested assets. Through December 31, 1996, the Company had paid approximately $4.1 million in premiums. Premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets are not recorded in income until realized.

     At the beginning of the second quarter of 1996, the Company introduced an equity-indexed annuity product that guarantees customers the return of principal. Interest credited is based on a percentage of the gain of the S&P 500 Index(R). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options (call options) to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index(R). The call options provide the Company the opportunity to participate in the increases of the S&P 500 Index(R) if the market advances. At December 31, 1996, the Company had purchased 40 call options with notional amounts between $65,000 and $900,000 (total of $11.2 million).

     Premiums paid to purchase call options are capitalized and included in other assets. Through December 31, 1996, the Company had paid approximately $2.3 million in premiums. Premiums are amortized as an expense over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related liabilities are not recorded in income until realized.

     The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC) are evaluating the accounting and disclosure requirements for hedging activities and derivative financial instruments. As a result of these deliberations, the Company's accounting treatment may change in the future. The Company is actively monitoring the proposals that are in various stages of discussion; the impact of the final standards cannot be clearly projected at this time.

     The Company is exposed to the risk of losses in the event of nonperformance of the counter parties of the above swaptions, floors, and call options. Losses recorded in the Company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instruments. Economic losses will be measured by the net replacement cost of such instruments or by their fair value if the net fair value is in the Company's favor. The Company limits its exposure to such losses by diversification among reputable counter parties with appropriate credit ratings.

Emerging Regulatory Issues

     The Company's insurance subsidiary is subject to regulation and supervision by the states in which it is admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted.

     Recently, the insurance regulatory framework has received increased scrutiny from various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives.

     Iowa as well as three other states have adopted the NAIC regulation for life insurance policy sales illustrations. Additional states are expected to adopt the new regulation in 1997. The effect of any adoption by individual states is not expected to have a significant effect on the Company's insurance production.

New Accounting Standards

     In 1996 the Company adopted SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Management determined the adoption had no impact on the Company's financial condition, results of operations, or liquidity.

     In 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based compensation plans, but permits continued application of the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in determining compensation expense related to stock-based compensation. Companies that continue to apply Opinion 25 must nonetheless comply with the new disclosure requirements of SFAS 123. The Company elected to continue to account for stock-based compensation under the provisions of Opinion 25 and its related interpretations. This adoption had no impact on the Company's financial condition, results of operations, or liquidity.

     In June of 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This
statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for fiscal years beginning after December 31, 1996. Earlier or retroactive application of this statement is not permitted. The Company will adopt SFAS 125 on January 1, 1997. Management has determined that the implementation will not have a material effect on its financial condition, results of operations, or liquidity.

Item 8.    Financial Statements and Supplementary Data

Report of Management

     The management of ALLIED Life Financial Corporation and its subsidiaries is responsible for the accompanying financial information appearing in this annual report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on the best estimates and judgments of management.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. Management continually monitors these internal accounting controls, modifying and improving them as business conditions and operations change. An internal audit department also evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures. The management of ALLIED Life Financial Corporation believes that as of December 31, 1996, the Company's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

     The Company's financial statements for the years ended December 31, 1996, 1995, and 1994 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audits were made in accordance with generally accepted auditing standards and included a consideration of the system of internal accounting controls to the extent necessary to express an independent opinion on the financial statements.

     The audit committee of the Board of Directors, comprised solely of outside directors, meets regularly with the independent auditors, management, and internal auditors to review the scope and results of the audit work performed. The internal auditors and independent auditors have access to the audit committee to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of financial reporting.


/s/ Samuel J. Wells
Samuel J. Wells
President

/s/ Wendell P. Crosser
Wendell P. Crosser
Treasurer

/s/ Donald J. Iverson
Donald J. Iverson
Chief Actuary

Independent Auditors' Report

The Board of Directors and Stockholders
ALLIED Life Financial Corporation

     We have audited the accompanying consolidated balance sheets of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG Peat Marwick LLP
                                                    KPMG Peat Marwick LLP

Des Moines, Iowa
February 7, 1997

Consolidated Statements of Income

                                                                 Year ended December 31,


                                                     1996                 1995               1994
Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts                     $ 20,727,368        $ 20,010,535       $ 17,400,941
   Surrender charges                                 2,177,484           2,237,665          1,771,432
   Life insurance premiums                          13,004,909          12,567,592          9,986,835
   Other insurance income                            3,946,849           2,878,063          1,964,469
   Reinsurance premiums ceded                       (8,506,924)         (7,759,514)        (5,731,138)
                                                  ------------        ------------        -----------
         Total insurance revenues                   31,349,686          29,934,341         25,392,539
                                                  ------------        ------------        -----------
Investment income (notes 2 and 4)                   48,181,831          45,411,109         38,136,820
Realized investment gains (losses) (note 2)            122,097            (722,299)          (724,432)
Other income                                         1,056,498             687,500            647,602
                                                  ------------        ------------        -----------
                                                    80,710,112          75,310,651         63,452,529
                                                  ------------        ------------        -----------
Benefits and Expenses
Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                            24,732,494          22,613,092         17,723,065
       Universal life contracts                      9,490,024           9,529,783          9,228,876
       Other                                           463,095             323,836            262,734
   Death benefits                                   10,046,323          13,035,473         10,309,345
   Other policyholder benefits                       7,388,199           6,702,322          4,411,497
   Reinsurance recoveries                           (4,132,049)         (6,141,674)        (4,576,795)
                                                    ----------          ----------         ----------
         Total policyholder benefits                47,988,086          46,062,832         37,358,722
Amortization of deferred policy
   acquisition costs                                10,594,828           5,940,996          5,136,195
Commissions                                          3,316,200           2,725,016          2,626,471
Affiliated operating expenses (note 4)                 839,468           1,410,847          1,554,104
Other insurance operating expenses                   5,961,807           4,902,264          4,161,234
                                                    ----------          ----------         ----------
                                                    68,700,389          61,041,955         50,836,726
                                                    ----------          ----------         ----------
Income before income taxes                          12,009,723          14,268,696         12,615,803

Income Taxes (note 13)
   Current                                           5,796,944           4,673,414          3,745,677
   Deferred                                         (1,859,812)           (117,200)           313,502
                                                    ----------         -----------        -----------
                                                     3,937,132           4,556,214          4,059,179
                                                    ----------         -----------        -----------
Net Income                                          $8,072,591          $9,712,482         $8,556,624
                                                    ==========          ==========         ==========
Net income applicable to common stock               $6,471,502          $8,219,233         $7,226,131

Earnings per Common Share                           $     1.41          $     1.78         $     1.58

Weighted average number of
   common shares outstanding                         4,580,148           4,613,207          4,576,950


           See accompanying Notes to Consolidated Financial Statements
                                       35

Consolidated Balance Sheets

                                                                            December 31,

                                                                     1996                  1995


Assets
Investments
   Fixed maturities (notes 2 and 5)
     Held to maturity, at amortized cost                             $ 199,208,835    $ 219,418,225
     Available for sale, at fair value                                 500,289,070      425,098,718
   Equity securities, at fair value (notes 2 and 5)                      6,406,552        4,332,107
Mortgage loans on
real estate                                                              1,456,688        1,829,450
Policy loans
                                                                        10,306,724        9,526,033
   Other invested assets (notes 3 and 5)                                 3,751,415            -----
   Short-term investments, at cost (notes 2, 4, and 5)                     919,687          721,612
                                                                      ------------      -----------
         Total investments                                             722,338,971      660,926,145
                                                                      ------------      -----------
Accrued investment income                                                9,738,060        8,697,634
Accounts receivable                                                        607,737          566,853
Reinsurance ceded receivables                                            5,786,434        7,626,401
Current income taxes recoverable                                             -----          869,664
Deferred policy acquisition costs                                       92,417,588       79,717,529
Other assets (notes 3 and 5)                                             4,710,933        1,543,033
                                                                     -------------      -----------
         Total assets                                                $ 835,599,723    $ 759,947,259
                                                                     =============     ============



                                                                              December 31,

                                                                         1996              1995


Liabilities

Policy liabilities
   Policyholder account balances
      Annuity contracts (note 5)                                      $467,504,991     $412,216,412
      Universal life contracts (note 5)                                182,726,695      168,654,188
      Other                                                              8,846,156        7,634,517
   Future policy benefits                                               33,473,558       28,149,304
   Policy and contract claims                                            3,735,623        4,827,540
   Other policyholder funds                                              1,575,995          867,336
                                                                       -----------      -----------
                                                                       697,863,018      622,349,297

Checks drawn in excess of bank balances                                  3,163,318        2,037,432
Current income taxes                                                       940,576            -----
Deferred income taxes (note 13)                                          8,008,946       13,452,845
Indebtedness to affiliates (note 4)                                      2,188,068          139,380
Note payable (notes 5 and 12)                                           20,470,000       16,605,000
Other liabilities                                                        3,024,175        3,681,485
                                                                       -----------      -----------
      Total liabilities                                                735,658,101      658,265,439
                                                                       -----------      -----------


Stockholders' Equity

Preferred stock, no par value,  issuable in series,
authorized 7,500,000 shares (note 7)
      6.75% Series, authorized 2,440,000 shares, issued and
      outstanding of 2,143,691 in 1996 and 2,004,898 in 1995            23,259,047       21,753,143
      ESOP Series, authorized 300,000 shares, issued and
      outstanding of 93,982 in 1996 and 82,029 in 1995                   1,327,186        1,117,780
Common stock, no par value, $1 stated value,
   authorized 25,000,000 shares, issued and outstanding
   of 4,497,238 in 1996 and 4,632,559 in 1995 (notes 8 and 9)            4,497,238        4,632,559
Additional paid-in capital                                              46,596,171       48,773,783
Retained earnings (note 10)                                             21,751,088       16,237,501
Unrealized appreciation of investments, net (notes 6 and 14)             2,510,892        9,167,054
                                                                        ----------      -----------
      Total stockholders' equity                                        99,941,622      101,681,820
                                                                        ----------      -----------
Contingent liabilities (notes 6 and 14)

      Total liabilities and stockholders' equity                      $835,599,723     $759,947,259
                                                                       ===========     ============



          See accompanying Notes to Consolidated Financial Statements.

Statements of Stockholders' Equity

                                                                  Year ended December 31,

                                                          1996             1995             1994


Preferred Stock at beginning of year                 $ 22,870,923     $   21,340,930    $ 19,027,514
Issuance of shares of 6.75% Series for
   stock dividends (note 7)                             1,505,904          1,408,417       1,317,212
Issuance of shares of ESOP Series, net of
   redemptions and issuance costs (note 7)                249,230            194,075       1,001,274
ESOP Series converted to common stock (note 7)            (39,824)           (72,499)         (5,070)
                                                      -----------       ------------      ----------
     Preferred stock at end of year                    24,586,233         22,870,923      21,340,930
                                                      -----------       ------------      ----------

Common Stock at beginning of year                       4,632,559          4,585,832       4,571,840
Issuance of shares of common stock
   (notes 7, 8, and 9)                                     14,679             46,727          13,992
Repurchase of shares of common stock (note 8)            (150,000)               ---             ---
                                                      -----------        -----------      ----------
     Common stock at end of year                        4,497,238          4,632,559       4,585,832
                                                      -----------        -----------      ----------

Additional Paid-in Capital at beginning of year        48,773,783         48,159,390      48,008,927
Issuance of shares of common stock,
   net of issuance costs                                  213,638            614,393         150,463
Repurchase of shares of common stock (note 8)          (2,391,250)               ---             ---
                                                      -----------         ----------      ----------
     Additional paid-in capital at end of year         46,596,171         48,773,783      48,159,390
                                                      -----------         ----------      ----------

Retained Earnings at beginning of year                 16,237,501          8,803,508       2,172,540
Net income                                              8,072,591          9,712,482       8,556,624
Dividends paid on preferred stock (notes 7 and 10)     (1,601,089)        (1,493,250)     (1,330,492)
Dividends paid on common stock (notes 8 and 10)          (957,915)          (785,239)       (595,164)
                                                       ----------          ----------      ---------
     Retained earnings at end of year                  21,751,088         16,237,501       8,803,508
                                                       ----------         -----------      ---------

Unrealized Appreciation (Depreciation)
   of Investments at beginning of year                  9,167,054         (6,863,046)        587,527
Unrealized appreciation (depreciation), net (note 1)   (6,656,162)        16,030,100      (7,450,573)
                                                       ----------       ------------      -----------
     Unrealized appreciation (depreciation)
       of investments at end of year                    2,510,892          9,167,054      (6,863,046)
                                                      -----------       ------------     -----------
     Total Stockholders' Equity                       $99,941,622       $101,681,820     $76,026,614
                                                      ===========       ============     ===========


          See accompanying Notes to Consolidated Financial Statements.

Conslidated Statements of Cash Flows

                                                         Year ended December 31,

                                                           1996            1995              1994


Cash Flows from Operating Activities
 Net income                                          $   8,072,591     $   9,712,482    $   8,556,624
 Adjustments to reconcile net
  income to net cash provided by operating activities
       Policyholder assessments on
         universal life contracts                      (20,727,368)      (20,010,535)     (17,400,941)
       Surrender charges                                (2,177,484)       (2,237,665)      (1,771,432)
       Interest credited to policyholder
         account balances                               34,685,613        32,466,711       27,214,675
       Realized investment (gains) losses                 (122,097)          722,299          724,432
       Change in
         Accrued investment income                      (1,040,426)       (1,069,843)      (1,062,223)
         Reinsurance ceded receivables                   1,839,967        (1,903,509)         914,871
         Deferred policy acquisition costs              (7,115,149)      (11,297,923)     (13,568,086)
         Liabilities for future policy benefits          5,324,254         5,227,667        3,433,760
         Policy and contract claims and other
           policyholder funds                             (383,258)          (87,242)       1,405,676
         Income taxes
           Current                                       1,810,240           508,994         (962,441)
           Deferred                                     (1,859,812)         (117,200)         313,502
         Other, net                                     (2,848,909)         (372,143)         373,241
                                                       -----------       -----------      -----------
           Net cash provided by operating activities    15,458,162        11,542,093        8,171,658
                                                       -----------       -----------      -----------
Cash Flows from Investing Activities
     Purchase of fixed maturities held to maturity     (22,173,848)      (15,581,878)    (112,405,386)
     Maturities, calls, and principal reductions of
       fixed maturities held to maturity                42,276,480        32,831,589       44,048,098
     Purchase of fixed maturities available for sale  (140,827,756)     (188,897,735)     (66,883,192)
     Proceeds from sale of fixed maturities available
       for sale                                         38,648,792        79,185,013       20,490,959
     Maturities, calls,and principal reductions
       of fixed maturities available for sale           10,846,544         6,963,714       16,132,126
     Purchase of equity securities                      (1,907,844)       (2,164,564)        (980,760)
     Proceeds from sale of equity securities                21,326           457,262            -----
     Proceeds from repayment and sale of mortgage loans    372,247           247,676        1,304,965
     Purchase of other invested assets                  (4,145,000)            -----            -----
     Change in policy loans, net                          (780,690)         (615,610)        (913,381)
                                                       -----------       ------------     ------------
           Net cash used in investing activities       (77,669,749)      (87,574,533)     (99,206,571)
                                                       -----------       ------------     ------------
Cash Flows from Financing Activities
     Change in checks drawn in excess of bank balances   1,125,887           (66,943)         126,129
     Deposits to policyholder account balances         111,878,761       116,885,950      126,419,308
     Withdrawals from policyholder account balances    (52,920,707)      (44,047,864)     (47,781,742)
     Change in note payable, net                         3,865,000           605,000       14,900,000
     Proceeds from note payable to affiliate             1,617,348             -----            -----
     Proceeds from issuance of common stock, net           188,493           588,621          159,385
     Proceeds from issuance of preferred stock, net        249,230           194,075        1,001,274
     Repurchase of common stock                         (2,541,250)            -----            -----
     Dividends paid to stockholders                     (1,053,100)         (870,072)        (608,444)
                                                       -----------       -----------      -----------
          Net cash provided by financing activities     62,409,662        73,288,767       94,215,910
                                                       -----------       -----------      -----------
Net Increase (Decrease) in Cash and
   Short-term Investments                                  198,075        (2,743,673)       3,180,997
Cash and short-term investments at beginning of year       721,612         3,465,285          284,288
                                                       -----------       -----------      -----------
Cash and short-term investments at end of year         $   919,687       $   721,612      $ 3,465,285
                                                       ===========       ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation (the Company), an insurance holding company, and its wholly owned subsidiaries, that as of December 31, 1996 consisted of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc.
(ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). At December 31, 1996, ALLIED Mutual Insurance Company (ALLIED Mutual) owned 54% of the outstanding voting stock of the Company and the ALLIED Life Employee Stock Ownership Trust (ESOP Trust) owned 1%. The remainder was owned by public stockholders.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Nature of Operations


     The Company's operations consist primarily of those of ALLIED Life. ALLIED Life underwrites, markets, and distributes a portfolio of life insurance and annuity products to individuals who live primarily in rural and suburban areas of the midwestern and western United States. ALLIED Life's products are sold through two distribution systems: the independent agencies representing affiliated property-casualty insurance companies (ALLIED Agencies) and a traditional life insurance distribution system that includes financial institutions and a number of independent life insurance marketing organizations. In 1996 the ALLIED Agencies generated 75% of life insurance face amount sold and 43% of annuity premiums collected.

Investments

     Investments in fixed maturities the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost adjusted for amortization of premium or discount. Except for declines that are other than temporary, changes in fair value are not reflected in the consolidated financial statements. Investments in fixed maturities that may be sold prior to maturity and are not bought and held principally for the purpose of selling in the near term are segregated into an available for sale portfolio and are carried at fair value. Unrealized appreciation and depreciation of available for sale securities are excluded from income and reported as a separate component of stock-holders' equity net of a valuation allowance for related deferred policy acquisition costs and deferred income taxes.

     In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report allowed companies to reassess the appropriateness of the classification of all securities and make any resulting transfers concurrent with the initial adoption of the implementation guide but no later than December 31, 1995. Effective November 30, 1995, the Company made such reassessment and reclassified $215,157,247 of held to maturity securities to available for sale. The net effect of such reclassification increased stockholders' equity by $4,446,692.

     Equity securities are carried at fair value with their unrealized appreciation or depreciation reported as a net amount in a separate component of stockholders' equity. Mortgage loans on real estate and policy loans are recorded at the unpaid principal balance of such loans, which approximated fair value as of December 31, 1996 and 1995. A majority of the Company's mortgage loans are on residential real estate located in Iowa. All short-term investments are recorded at cost which approximates fair value.

     Cash settle put swaptions (swaptions), interest rate floors (floors), and call options the Company uses for hedging purposes are carried at cost that is amortized over the term of the instruments on a straight-line basis (see note 3 for a discussion of hedging activities). Swaptions and floors are included in other invested assets; call options are included in other assets. The amortization of the swaptions and floors is included as a reduction of investment income; the amortization of the call options is included with annuity interest credited. Gains and losses on these instruments and related assets and liabilities will not be recorded as income until realized. The FASB and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments, and, as a result, this accounting treatment may change in the future. The Company is actively monitoring the proposals that are in various stages of discussion. The impact of the final standards can not be clearly projected at this time.

     The carrying values of all the Company's investments are reviewed on an ongoing basis for credit deterioration; if this review indicates a decline in fair value below cost that is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income. Realized gains and losses on investments sold are recognized on a specific identification basis.

Deferred Policy Acquisition Costs


     The costs of acquiring new business (principally commissions), certain costs of issuing policies (such as medical examinations and inspection reports), and certain other selling expenses, all of which vary with and are primarily related to the production of new business, have been deferred. These costs for universal life and annuity contracts are amortized in relation to the present value of expected gross profits using the assumed crediting rate. This amortization is adjusted retrospectively when the Company revises its estimates of current or future gross profits to be realized from a group of policies.
These costs for term life insurance policies are amortized over the premium-paying periods in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Anticipated premium revenues are estimated using the same assumptions employed for computing liabilities for future policy benefits.

     Deferred policy acquisition costs are reviewed at least annually to determine that the unamortized portion of such costs does not exceed recoverable amounts after anticipated investment income is taken into account. Expected gross profits used in determining the recoverability and amortization pattern of deferred policy acquisition costs are based on historical gross profits and management's estimates and assumptions regarding future investment spreads, maintenance expenses, and persistency of blocks of business. The accuracy of the estimates and assumptions are affected by several factors, including factors outside the control of management such as movements in interest rates and competition from other investment alternatives. It is reasonably possible that conditions affecting the estimates and assumptions will change and that such changes will result in future adjustments to deferred policy acquisition costs.

   Costs deferred amounted to $17,709,977,  $17,239,118, and $18,704,281 for the
years ended December 31, 1996, 1995, and 1994, respectively. Amortization of deferred policy acquisition costs, net of interest accretion, included in the consolidated statements of income were $10,594,828, $5,940,996, and $5,136,195 for the years ended December 31, 1996, 1995, and 1994, respectively. In 1996 the amortization included an additional charge of approximately $2,800,000 the Company took in response to its annual deferred policy acquisition costs study. The study suggested refinements in certain assumptions used to estimate future gross profits to be realized from blocks of annuity business. The Company will continue to re-evaluate all applicable assumptions but does not anticipate making any further material adjustments in the foreseeable future. At December 31, 1996 unamortized deferred policy acquisition costs were decreased by approximately $3,993,000 (decreased by $9,578,000 in 1995 and increased by $1,315,000 in 1994) to recognize the impact of unrealized appreciation or depreciation of investments on such deferred costs. The decreases and increase net of deferred income taxes were charged and credited, respectively, to stockholders' equity.


Policy Liabilities


   Policyholder account balances for universal life and annuity contracts consist of the deposits received plus accumulated credited interest less withdrawals and accumulated policy-holder assessments. Interest credited to policyholder account balances for universal life contracts averaged 5.4%, 5.9%, and 6.2% in 1996, 1995, and 1994, respectively. Interest credited to policyholder account balances for annuity contracts averaged 5.6%, 5.9%, and 5.8% in 1996, 1995, and 1994, respectively. Rates used to credit interest to policyholder account balances are subject to periodic adjustment. Certain universal life and annuity contracts offer persistency bonuses, which are accrued in the accompanying financial statements based on assumptions of investment yields, withdrawals, mortality, and other factors. For term life insurance policies, liabilities for future policy benefits are provided according to the net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time the policies were issued.

Recognition of Revenues, Benefits, and Expenses

   Revenues from universal life contracts include policy fees for administration expenses, mortality charges, and surrender charges assessed against policyholder account balances during the period; revenues from annuity contracts include only surrender charges. Benefits and expenses relating to these contracts include interest credited as well as benefits incurred in excess of policyholder account balances during the period. Premiums and considerations received and surrender benefits paid on these contracts are reported as deposits to and withdrawals from policyholder account balances.

   Term life insurance premium revenues are recognized over the premium-paying period. Benefits and expenses, taking into account the provisions for liabilities for future policy benefits and the amortization of deferred policy acquisition costs, are associated with earned premiums that result in the recognition of profits over the life of the policy contracts.

   The Company has no participating business.


Ceded Reinsurance


   The Company reports reinsurance activity on a gross basis. Amounts paid or deemed to have been paid that are recoverable under reinsurance contracts are recorded as reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Stock-based Compensation


     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under these provisions, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue applying the provisions of APB Opinion 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company has elected to continue applying the provisions of APB Opinion 25 and to comply with the pro forma disclosure provisions of SFAS 123.

Postretirement Benefits Other Than Pensions

     The Company participates in a medical plan (the Plan) sponsored by an affiliate, ALLIED Group, Inc., which presently provides postretirement medical benefits. The Plan is subject to termination or modification by ALLIED Group, Inc. The Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. ALLIED Group, Inc. collects a fee from the Company that represents its share of the Plan's current net periodic postretirement benefit cost. The accumulated postretirement benefit obligation and plan assets for the Company are combined with those of the ALLIED Group, Inc. plan covering other affiliates' employees and are not readily determinable on a separate basis.

Taxes

     The Company computes deferred income taxes under the asset and liability method, which requires deferred tax liabilities and assets at the end of each reporting period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted. Deferred income taxes reflect the impact of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities for tax reporting.

Earnings per Common Share


   Earnings per common share calculations are based on the weighted average number of shares of common stock outstanding for the period. Net income is reduced by dividends on preferred stock. The dilutive effect of the ESOP Series convertible preferred stock and stock options is not significant.

Cash Flows


     For purposes of reporting cash flows, all short-term investments are considered equivalent to cash since they have original maturities of three months or less.

(2) Investments
     The following is a schedule of amortized cost and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1996 and 1995. The estimated fair value for fixed maturities and equity securities is based on quoted market prices where available or on values obtained from independent pricing services.

                                                               Gross           Gross        Estimated
                                             Amortized      unrealized      unrealized        fair
                                               cost            gains          losses          value


      1996

Fixed Maturities

   Held to Maturity

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies             $  1,006,653       $  26,330     $ (63,503)   $      969,480
   Foreign governments                        4,481,577         230,253         -----         4,711,830
   Corporate securities and
     public utilities                       128,885,574       5,219,159      (501,811)      133,602,922
   Mortgage-backed securities                64,835,031       1,655,018      (426,458)       66,063,591
                                           ------------      ----------     ----------      -----------
                                           $199,208,835      $7,130,760     $(991,772)     $205,347,823
                                           ============      ==========     ==========     ============



   Available for Sale

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies             $ 34,377,785    $      -----  $   (442,951)   $   33,934,834
   Foreign governments                        6,188,564         225,864        (7,509)        6,406,919
   Corporate securities and
     public utilities                       306,416,491       8,597,903    (4,030,697)      310,983,697
   Mortgage-backed securities               145,703,301       3,706,440      (446,121)      148,963,620
                                           ------------     -----------    -----------     ------------
                                           $492,686,141     $12,530,207   $(4,927,278)     $500,289,070
                                           ============     ===========    ===========     ============

Equity Securities                          $  6,153,300     $   253,252   $     -----     $   6,406,552
                                           ============     ===========   ============    =============



                                                               Gross           Gross        Estimated
                                             Amortized      unrealized   unrealized      fair
                                               cost            gains          losses          value


      1995

Fixed Maturities

   Held to Maturity

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies             $  1,128,830     $    52,613     $ (22,193)     $  1,159,250
   Foreign governments                        6,474,602         379,143         -----         6,853,745
   Corporate securities and
     public utilities                       138,656,373       9,391,428       (59,301)      147,988,500
   Mortgage-backed securities                73,158,420       3,175,223       (82,915)       76,250,728
                                           ------------     -----------     ----------     ------------
                                           $219,418,225     $12,998,407     $(164,409)     $232,252,223
                                           ============     ===========     ==========     ============
   Available for Sale

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies             $  8,029,221     $   162,329     $   -----       $ 8,191,550
   Foreign governments                        6,194,335         464,977         -----         6,659,312
   Corporate securities and
     public utilities                       230,707,307      16,366,887      (702,469)      246,371,725
   Mortgage-backed securities               156,562,104       7,376,522       (62,495)      163,876,131
                                           ------------     -----------     ----------     ------------
                                           $401,492,967     $24,370,715     $(764,964)     $425,098,718
                                           ============     ===========     ==========     ============

Equity Securities                         $   4,256,516    $    111,923     $ (35,702)     $  4,332,107
                                          =============    ============     ==========     ============



     The table below presents the amortized cost and estimated fair value of investments in fixed maturities at December 31, 1996 by contractual maturity. Expected maturities at December 31, 1996 can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Amortized           Estimated
                                                                    Cost             fair value


Held to Maturity
Due in 1 year or less                                         $ 10,998,032          $ 11,125,300
Due after 1 year through 5 years                                50,517,613            52,315,824
Due after 5 years through 10 years                              50,563,883            53,111,323
Due after 10 years                                              22,294,276            22,731,785
Mortgage-backed securities                                      64,835,031            66,063,591
                                                               -----------           -----------
Total held to maturity                                         199,208,835           205,347,823
                                                               -----------           -----------
Available for Sale
Due in one year or less                                          1,999,821             2,006,380
Due in one through five years                                   55,604,921            56,664,943
Due in five through ten years                                  227,931,384           231,967,522
Due after ten years                                             61,446,714            60,686,605
Mortgage-backed securities                                     145,703,301           148,963,620
                                                               -----------           -----------
Total available for sale                                       492,686,141           500,289,070
                                                               -----------           -----------
Total fixed maturities                                        $691,894,976          $705,636,893
                                                               ===========           ===========

     As of December 31, 1996 and 1995, there were no investments that were non-income producing for the previous twelve months.

   For the years ended December 31, 1996, 1995, and 1994, the Company realized gross gains of $561,244, $2,076,132, and $442,911 and gross losses of $454,355,
$2,822,054, and $372,087, respectively, from the call, prepayment, or sale of investments from the available for sale portfolio. Those same years, the Company also realized gross gains of $3,199, $24,142, and $488,910, respectively, from the call or prepayment of investments from the held to maturity portfolio. The Company realized no gross losses from the call or prepayment of investments from that portfolio in 1996 and gross losses of $450 and $34,345, respectively, in 1995 and 1994. There were no sales from the held to maturity portfolio in 1996, 1995, and 1994. During 1994, the Company was notified that a bond in its available for sale portfolio was rerated below investment grade. Though the bond was not in default, the Company chose to write down the bond to estimated realizable value and take the $1,250,000 loss through net income because the chance of recovery of the principal seemed unlikely. This bond was sold in 1995.

     A summary of net realized investment gains (losses) and net changes in unrealized (depreciation) appreciation of investments is as follows:

                                                          Year ended December 31,



                                                    1996               1995                1994


Net realized investment gains (losses)
   Fixed maturities
      Held to maturity                           $      3,199        $    23,692        $   454,565
      Available for sale                             (216,616)          (745,922)        (1,179,176)
   Equity securities                                  333,771               (269)               ---
   Mortgage loans                                         226                200                179
   Other                                                1,517                ---                ---
                                                     --------           --------          ---------
                                                      122,097           (722,299)          (724,432)
                                                     --------           --------          ---------
Net changes in unrealized (depreciation)
  appreciation of investments
   Fixed maturities
      Held to maturity                             (6,695,010)        29,973,670        (39,951,325)
      Available for sale                          (16,002,822)        31,429,901         (8,922,858)
   Equity securities                                  177,661            (30,863)               277
                                                  -----------         ----------        -----------
                                                  (22,520,171)        61,372,708        (48,873,906)
                                                  -----------         ----------        -----------
Net realized investment gains
   (losses) and changes in unrealized
   (depreciation) appreciation
   of investments                                $(22,398,074)       $60,650,409        $49,598,338
                                                 ============        ===========        ===========

A summary of net investment income follows:

                                                             Year ended December 31,


                                                    1996               1995                1994


Interest on fixed maturities                      $48,899,316        $45,535,493        $37,813,564
Interest on mortgage loans                            159,980             87,683            365,477
Interest on policy loans                              713,246            632,464            600,216
Dividends on equity securities                        273,565            346,720            217,499
Interest on short-term investments                     84,196             60,302             30,896
Other, net                                             16,900             30,013             60,188
                                                   ----------         ----------         ----------
     Total investment income                       50,147,203         46,692,675         39,087,840
                                                   ----------         ----------         ----------
Investment expenses                                   872,000            574,000            442,000
Interest expense                                      699,786            707,566            509,020
Amortization expense, hedges                          393,586                ---                ---
                                                  -----------        -----------        -----------
   Net investment income                          $48,181,831        $45,411,109        $38,136,820
                                                  ===========        ===========        ===========

   As required by law, fixed maturities and short-term investments were on deposit with or on behalf of various insurance regulatory authorities at December 31, 1996 and 1995, with carrying values of $681,101,979 and $623,600,240, respectively. As of December 31, 1996 and 1995, bonds with a carrying value of $30,284,338 and $32,871,190, respectively, were pledged as collateral for the Company's line of credit with the Federal Home Loan Bank.

   Investments in any one entity or its affiliates (other than U.S. Treasury securities and obligations of U.S. government corporations and agencies) exceeding 10% of the Company's consolidated stockholders' equity as of December 31, 1996 consisted of fixed maturity securities issued by Hydro Quebec at a carrying value of $11,189,000.

  (3) Hedging Activities
    In June 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including swaptions and floors were purchased. The Company also began to purchase S&P 500 call options as a result of an equity indexed annuity product it introduced at the start of the second quarter.

    Swaptions are being purchased to reduce the negative effect on the Company's fixed maturity investments and annuity liabilities of increased withdrawal activity resulting from extreme rises in interest rates. As of December 31, 1996, the Company was party to 44 agreements that expire quarterly from June 1999 through March 2006. The agreements entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1996). As of December 31, 1996, the notional amounts range from $3 million to $9 million (total of $244 million) and have an amortized cost of $2.6 million.

    Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the Company's universal life insurance contracts. The 28 agreements for the floors outstanding, as of December 31, 1996, expire quarterly from June 1999 through March 2006. The agreements entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1996). As of December 31, 1996, the notional amounts for each quarter range from $140 million to $270 million and have an amortized cost of $1.1 million.

    The costs of the interest rate hedging programs are not expected to have a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions.

    The Company has introduced an equity-indexed annuity product that guarantees the return of principal to the customer and credits interest based on a percentage of the gain in the S&P 500 Index(R). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options (call options) to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index(R).

    The call options provide the Company the opportunity to participate in the increases of the S&P 500 Index(R) if the market advances. As of December 31, 1996, the Company had purchased 40 call options with notional amounts ranging from $65,000 to $900,000 (total of $11.2 million) and have an amortized cost of $2.2 million.

    The Company is exposed to the risk of losses in the event of nonperformance of the counter parties of the above swaptions, floors, and call options. Losses recorded in the Company's financial statements in the event of nonperformance will be limited to the unamortized premium paid to enter into the instruments. Any economic loss will be measured by the net replacement cost of such instruments or by their fair value if net fair value is in the Company's favor. The Company limits its exposure to economic loss by diversifying purchases among reputable counter parties with appropriate credit ratings.

(4) Affiliation and Transactions with Affiliates

    The Company and its subsidiaries are parties to the Intercompany Operating Agreement (the Agreement) with ALLIED Group, Inc., ALLIED Mutual, and each of their respective subsidiaries. ALLIED Mutual controls 18.3% of the voting stock of ALLIED Group, Inc. The Agreement provides for the continued availability of office space, marketing services, agency forces, and computer and other facilities generally in the manner they had been provided to affiliates in the past. The Agreement extends through December 31, 2004, after which it may be terminated on two years' notice given after December 31, 2002 by any party.
Expenses are charged to the Company based on specific identification or, if undeterminable, the expenses are allocated on the basis of cost and time studies that are updated annually. Rental expense incurred for office space allocated to the Company by ALLIED Mutual amounted to approximately $253,000, $234,000, and $189,000 for the years ended December 31, 1996, 1995, and 1994, respectively.
ALLIED Life receives certain services from the Human Resources Department of ALLIED Group, Inc. that include, but are not limited to, maintaining employment documents, administering payroll and employee benefits, keeping related records, placing employees, and providing termination counseling and processing. For such services, ALLIED Life pays a fee to ALLIED Group, Inc. based on a percentage of the Company's gross payroll. Also included in this fee is an amount that represents the Company's share of the current net periodic postretirement benefit cost for the ALLIED Group, Inc. medical plan. Amounts incurred were approximately $156,000, $132,000, and $130,000 for the years ended December 31, 1996, 1995, and 1994 respectively.

   The Company, ALLIED Life, and other affiliated companies are parties to the Management Information Services Agreement (the Services Agreement) with AMCO Insurance Company (AMCO), a subsidiary of ALLIED Group, Inc. Under the terms of the Services Agreement, AMCO provides certain computer services, printing, equipment leasing, and mail and communication services to ALLIED Life on a fee basis. The annual fee is subject to renegotiation throughout the term of the Services Agreement. The Services Agreement terminates on December 31, 2004 and has an extension provision similar to the Intercompany Operating Agreement's. Effective March 1, 1996, the Services Agreement was amended and certain personnel previously providing computer-related services to the Company and its subsidiaries were employed by ALLIED Life. As a result, fees paid for services provided by such employees prior to the amendment date are now paid directly by ALLIED Life. Expenses incurred under the Services Agreement were approximately $863,000, $1,400,000, and $1,575,000 for the years ended December 31, 1996,
1995, and 1994, respectively.

 ALLIED Life, ALLIED Mutual, and the property-casualty subsidiaries of ALLIED Group, Inc. are parties to the ALLIED Group Joint Marketing Agreement (JMA). The JMA requires ALLIED Mutual and the property-casualty affiliates to promote to their customers and agents the sale of the products of ALLIED Life. The JMA provides for payment by ALLIED Life of an annual access fee of $100,000 plus an annual new-production incentive fee. The JMA also provides for joint systems development, including joint databases of customers and agents, multiple-account billing systems, marketing plans and promotions, and other systems to be developed. Development costs are to be allocated on a mutually agreeable basis reflecting projected and actual utilization of the systems. The JMA continues to the year 2008 and continues thereafter subject to termination on two years' notice given by any party. The JMA contains noncompete provisions applicable during its term and for a period of ten years thereafter. Fees and expenses incurred under this agreement for the years ended December 31, 1996, 1995, and 1994 were approximately $165,000, $121,000, and $222,000, respectively.

   ALLIED Life received premium income from ALLIED Group, Inc. for term life insurance on its employee group in the amounts of approximately $452,000, $418,000, and $430,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

   The Company invests excess cash in a short-term investment fund with other affiliated companies. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the administrator of the fund. The fund was established to concentrate short-term cash in a single account to maximize yield. At December 31, 1996 and 1995, the Company had $794,687 and $596,729, respectively, invested in the fund, which is carried as a short-term investment. Interest earned from the fund during 1996, 1995, and 1994 was $74,058, $77,356, and $109,991,
respectively.

   The Company and its subsidiaries have from time to time borrowed funds from affiliates as needed on an arms length basis. During 1996, the Company entered into a note payable agreement with ALLIED Mutual. At December 31, 1996, the outstanding balance of the note payable was approximately $1,617,000. At December 31, 1995, there were no borrowings outstanding with affiliates. The Company incurred interest expense to affiliates of $61,165, $51,181, and $7,123 in 1996, 1995, and 1994, respectively.

   Management believes the costs incurred by its affiliates and allocated to the Company would not be materially different than if they had been incurred from an unrelated third party. The transactions discussed herein result in intercompany balances that are created during the normal course of business and are settled on a monthly basis unless otherwise indicated.

(5) Fair Value of Financial Instruments
   The following table presents the carrying value and estimated fair value of the Company's significant financial instruments at December 31, 1996, and 1995:

                                       1996                                    1995


                                                Estimated                             Estimated
                           Carrying               fair             Carrying             fair
                             value                value              value              value


Fixed maturity
  investments            $  699,497,905    $    705,636,894    $   644,516,943     $   657,350,941

Equity securities             6,406,552           6,406,552          4,332,107           4,332,107

Cash settle put
  swaptions                   2,614,517           2,201,581              -----               -----

Interest rate floors          1,136,898           2,074,862              -----               -----

Short-term
  investments                   919,687             919,687            721,612             721,612

Call options                  2,174,751           2,813,866              -----               -----

Annuity contracts          (467,504,991)       (437,622,723)      (412,216,412)       (384,564,137)

Universal life
  contracts                (182,726,695)       (132,976,695)      (168,654,188)       (124,035,194)

Note payable                (20,470,000)        (20,470,000)       (16,605,000)        (16,605,000)

   The fair values of certain fixed maturity investments, equity securities, cash settle put swaptions, interest rate floors, and call options are based on quoted market prices for those or similar investments. For unquoted securities, the reported value is estimated by the Company on the basis of financial and other information. Fair values of short-term investments approximate their carrying values due to their short maturity. Fair values of the Company's liabilities for annuity and universal life policyholder account balances are estimated using the cash surrender value of the contracts. Due to the variable interest rate and short-term nature of the note payable, the carrying value of the note payable approximates fair value. The fair value approximates carrying value for other financial instruments primarily due to their short-term nature.

(6) Reinsurance
   In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In 1996, the Company followed the policy of reinsuring that portion of the risk in excess of $150,000 on each life ($250,000 for insureds aged 59 and under). The Company's long-term care and medicare supplement insurance coverage is 100% ceded.
   Reinsurance contracts do not relieve the Company of its obligations to policyholders. The Company is contingently liable for these amounts and would become actually liable in the event such reinsurers were unable to pay their portion of the claims. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

   Assumed premiums and related benefits are not material to the Company's consolidated financial position and results of operations.

(7) Preferred Stock
   The Company is authorized to issue 7,500,000 shares of preferred stock without par value. The preferred stock may be issued from time to time by the Board of Directors in one or more series with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

6.75% Series

   The 6.75% Series Preferred Stock (6.75% Series) issued to ALLIED Mutual is perpetual, nonconvertible, voting, and cumulative with respect to dividends. The annual dividend rate is 6.75% of the liquidation preference of $10.85 ($0.7324 per share) and is payable quarterly. The Company, at its option, may pay the dividend in additional shares of 6.75% Series for any quarter ending on or prior to September 30, 1998. The 6.75% Series has no preemptive rights and is not registered or traded. Upon any transfer by ALLIED Mutual, the 6.75% Series becomes nonvoting and is callable under certain conditions.

   The Company paid dividends to ALLIED Mutual on its outstanding 6.75% Series through the issuance of 138,793, 129,808, and 121,402 shares of such stock in 1996, 1995, and 1994, respectively.

ESOP Series

   On October 27, 1994, in conjunction with the establishment of the ESOP, the Company sold 74,137 shares of Series A ESOP Convertible Preferred Stock (ESOP Series) to the ESOP Trust for $15 per share. In 1996 and 1995, the ESOP Trust purchased 14,787 and 14,650 shares of ESOP Series for $18.13 and $15 per share, respectively. At December 31, 1996, a commercial bank, acting on behalf of the ESOP participants as the trustee for the ESOP, was the holder of 93,982 shares of the ESOP Series. The ESOP Trust purchased an additional 19,143 shares on January 2, 1997 for $17.50 per share funded by a $238,000 employer contribution from ALLIED Life and ESOP Series dividends.

   As holder of the outstanding ESOP Series, the ESOP Trust is entitled to vote the ESOP Series on all matters submitted to a vote of the holders of the common stock of the Company, voting together with the holders of common stock and 6.75% Series as one class. The ESOP generally provides that each ESOP participant is entitled to direct the trustee how to vote (or whether to tender or exchange) the shares of the ESOP Series allocated to the participant's account. Each share of the ESOP Series is convertible into one share of common stock and has one vote, subject to antidilution adjustments. During 1996, 1995, and 1994, 2,834, 5,263, and 338 shares of the ESOP Series were converted to common stock.

   The ESOP Series ranks senior to the common stock as to the payment of dividends and has a cumulative annual dividend of $1.00 per share, payable each June 30 and December 31. In the event of a liquidation of the Company, the trustee as holder of the outstanding ESOP Series is entitled to receive $15 per share plus accrued dividends prior to any distribution to the holders of common stock.

   The ESOP Series can be redeemed at the option of the Company, in whole or part, at any time after three years from the date the shares are issued or, under certain circumstances, in the third year or before. For redemptions in the year 2004 and beyond, the redemption price is $15 per share plus accrued and unpaid dividends, and in years prior to 2004, there is a premium above the $15 per share price as set forth in the Certificate of Designations for the ESOP Series. The Company, at its option, may make payment of the redemption price in cash, in shares of common stock, or a combination thereof. Upon receipt of a redemption notice from the Company, the trustee, acting in its fiduciary capacity, may elect to convert the ESOP Series to common stock prior to redemption. If necessary to provide for distributions to participants or for other special circumstances, the trustee may request the Company redeem shares at $15 per share. In accordance with the foregoing, the Company redeemed 438 shares of the ESOP Series at $15 per share in 1995.

   The ESOP Series has no preemptive rights and is not registered or traded. Upon any transfer by the trustee, the ESOP Series is automatically converted into shares of the Company's common stock.


(8) Common Stock
   The Company and ALLIED  Mutual have  entered  into a Stock  Rights  Agreement
(Agreement) which expires in 2008. Under the Agreement, ALLIED Mutual is entitled to nominate and the Company is required to use its best efforts to cause the election or retention of a number of members of the Company's Board of Directors in proportion to ALLIED Mutual's percentage ownership of the total number of shares of the Company's voting stock outstanding at the time of nomination. In addition, the Company is required to elect to its Executive Committee at least one Company director who has been nominated by ALLIED Mutual. The Agreement restricts the ability of ALLIED Mutual to grant proxies to other than affiliated individuals and to solicit other shareholders of the Company. ALLIED Mutual also is prohibited from initiating or accepting a tender offer for shares of the common stock except under certain conditions. The Company has a right of first refusal with respect to any sale by ALLIED Mutual of the common stock, subject to certain exceptions. ALLIED Mutual has incidental registration rights and three-demand registration rights with respect to all stock of the Company owned by ALLIED Mutual.
   The Company has reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Employee Stock Purchase Plan (ESPP). The Company receives 85% of the fair market value of the shares issued under the ESPP. During 1996, 1,934 shares were issued at prices ranging from $13.18 to $17.37. During 1995 and 1994, 6,963 and 9,239 shares, respectively, were issued at prices ranging from $12.33 to $19.13 for 1995 and $10 to $12.22 for 1994. At December 31, 1996, 328,530 shares were available for issuance.

   The Company has reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Outside Director Stock Purchase Plan
(DSPP). Under the DSPP,
participants pay 85% of the fair value of the shares issued. The 15% discount is recognized as expense on the date of issue. During 1996, 2,677 shares were issued at prices ranging from $17.37 to $17.38. During 1995 and 1994, 4,737 and 4,415 shares were issued at prices ranging from $17.06 to $17.13 and $11.75 to $14.38. At December 31, 1996, 338,171 shares were available for issuance.

   During 1995 the Company reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Dividend Reinvestment and Stock Purchase Plan. Any stockholder of record may participate in the plan and have cash dividends reinvested in additional shares of Company common stock. The plan also allows for optional cash payments. Shares of common stock purchased under the plan may be either original issue shares or open market shares. The Company has determined the purchased shares will be original shares until it determines otherwise. The number of shares purchased by the plan participants is based upon fair market value on a predetermined date. During 1996, 628 shares were issued at prices ranging from $15.88 to $21. During 1995, 312 shares were issued at prices ranging from $16.81 to $19.13. At December 31, 1996, 349,060 shares were available for issuance.

   During 1996, pursuant to rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased on the open market and cancelled 150,000 shares of Company common stock at an average cost of $16.94 per share.

   The dividend per common share for 1996, 1995, and 1994 was $0.21, $0.17, and $0.13, respectively.


(9) Stock Option Plans
   At December 31, 1996, the Company had four stock-based compensation plans, two described in note 8 (the ESPP and DSPP) and two described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans described below or for the ESPP. Had compensation cost for these items been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1996                  1995


Net income
      As reported                                          $     8,072,591        $    9,712,482
      Pro forma                                            $     8,018,197        $    9,687,507

Earnings per share
      As reported                                          $       1.41           $       1.78
      Pro forma                                            $       1.40           $       1.78

    Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compen-sation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 1.25%, expected volatility of 45%, risk free interest rate of 7%, and expected life of 6 years.

   During 1994, the Company reserved 186,800 shares of common stock for issuance to key employees of the Company and its affiliates under the ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incentive Plan). Under the Incentive Plan, shares of common stock are available for grant until December 31, 2003 as incentive and nonqualified stock options (collectively, Options), stock appreciation rights (SARs), and restricted stock. The Options, SARs, and restricted stock were issued to vest beginning two years after the grant date at a rate of 25% per year and expire ten years after the date of grant. Options, SARs, and restricted stock prices are based on the fair market value as of the date of grant. As of December 31, 1996, the 41,372 outstanding Options and SARs had exercise prices ranging from $12.88 to $17.63 and had a weighted-average remaining contractual life of 8.4 years. At December 31, 1996, 139,717 shares were available for award under the Incentive Plan.

   The Company has reserved 213,000 shares of common stock for issuance to key employees of the Company and its affiliates under the ALLIED Life Financial Corporation Executive Stock Option Plan (Option Plan) until September 1, 2003. The Option Plan is a nonqualified stock option plan. Options are granted subject to a vesting schedule whereby 33.3% of the options vest three years from the date of grant, 66.7% of the options vest four years from the date of grant, and 100% of the options vest five years from the date of grant. The option price is equal to the fair market value of the common stock at the time the option is granted. Options granted under the Option Plan expire ten years from the date of grant. As of December 31, 1996, the 168,709 outstanding options had exercise prices ranging from $12 to $17.63 and had a weighted-average remaining contractual life of 7.1 years. At December 31, 1996, 13,400 shares were available for award under the Option Plan.

   A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                   1996                              1995


                                                         Weighted                         Weighted
                                                          average                          average
                                        Shares        exercise price       Shares       exercise price


Outstanding at beginning of year        182,775          $12.27             226,950         $12.06

Granted                                  27,375           17.63              14,125          15.30
Exercised                                (5,251)          12.13             (26,650)         12.00
Cancelled                                   ---             ---             (31,650)         12.33
                                        -------          ------             -------         ------
Outstanding at end of year              204,899          $12.99             182,775         $12.27
                                        =======          ======             =======         ======

Options exercisable
at end of year                           54,378          $12.05                 ---            ---


Weighted-average fair
value of options granted
during the year                                           $8.27                              $7.08

    The issuance of SARs and restricted stock under the Incentive Plan reduces the number of Options available for future issuance. During 1996 and 1995, 1,355 and 3,428 shares of restricted stock were awarded at $17.25 and $15.50 per share, respectively. At December 31, 1996, 4,157 restricted shares were outstanding. The following table shows SAR activity for the years ended December 31, 1996 and 1995:

                                                   1996                              1995


                                                         Weighted                     Weighted
                                           Number        average           Number      average
                                        of SARs       exercise price       of SARs    exercise price


Outstanding at beginning of year           3,300          $14.10              2,000      $12.88

Granted                                    2,000           17.63              2,000       15.30
Exercised                                   (118)          12.88                ---         ---
Cancelled                                    ---             ---               (700)      14.06
                                           -----          ------              -----      ------
Outstanding at end of year                 5,182          $15.49              3,300      $14.10
                                           =====          ======              =====      ======

Options exercisable
at end of year                               383          $12.88                ---        ---

(10) Retained Earnings
   Retained earnings of ALLIED Life available for distribution as dividends to ALLIED Life Financial Corporation are limited by law. Under the Iowa Insurance Code, dividends may be paid by ALLIED Life only from statutory earned surplus, which as of December 31, 1996 was $16,553,944. In addition, ALLIED Life may not pay an extraordinary dividend without prior notice to and approval of the Iowa Insurance Commissioner. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the greater of (i) 10% of statutory policyholders' surplus (total capital stock plus surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations of the insurer for the twelve-month period ending December 31 of the preceding year. During 1996, 1995, and 1994 the Company paid cash dividends on common stock of $957,915, $785,239, and $595,164, respectively. During 1996, 1995, and 1994 the Company paid cash dividends of $95,185, $84,833, and $13,280, respectively, on preferred stock. ALLIED Life paid to the Company dividends of $1,375,000, $800,000, and $747,500 during 1996, 1995, and 1994 primarily to fund the Company's cash dividend requirements. During 1997, the maximum amount available for distribution to ALLIED Life Financial Corporation from ALLIED Life without regulatory approval of the Iowa Insurance Commissioner is $5,217,368.

   Statutory capital and surplus for ALLIED Life was $46,543,735 and $45,503,922 at December 31 1996 and 1995, respectively. Statutory net income for ALLIED Life was $5,291,433, $6,696,577, and $6,658,813 for the years ended December 31,
1996, 1995, and 1994, respectively.

(11)   Employee Retirement Plans

   The ESOP established by the Company is a nonleveraged defined contribution plan. The ESOP covers all employees who meet eligibility requirements. Shares of the ESOP Series are allocated annually to each employee's account pursuant to a formula based on employee compensation and years of service and held in trust until the employee's termination, retirement, or death. The Company recognized compensation expense for the amount contributed to the ESOP.

   The  Company's  ESOP expense was  $238,000,  $176,000,  and $207,000 in 1996,
1995, and 1994, respectively. During 1996, 1995, and 1994, the ESOP Trust received $95,163, $84,826, and $13,257, respectively, from dividends on the ESOP Series, which was used to purchase stock for participants.

(12)   Line of Credit

   The Company has a line of credit agreement with the Federal Home Loan Bank to make available borrowings of up to $25,000,000. The line expires March 13, 1997. Interest is payable at either an adjustable interest rate with the interest rate set daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of December 31, 1996 and 1995, borrowings on this line of credit agreement were $20,470,000 and $16,605,000 at an interest rate of 5.7% and 5.92% per annum, respectively. The Company incurred interest expense to nonaffiliates of $689,786, $656,385, and $501,897 in 1996, 1995, and 1994,
respectively.

(13)  Federal Income Taxes
   Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:

                                                     1996                1995              1994


Net income                                        $3,937,132          $4,556,214       $4,059,179

Unrealized appreciation
    of investments, net                            3,584,087           4,475,910          248,238
                                                  ----------          ----------       ----------
                                                  $7,521,219          $9,032,124       $4,307,417
                                                  ==========          ==========       ==========

    The  income  tax  effects  of  temporary   differences  that  gave  rise  to
significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 1996 and 1995 are presented below:

                                                            1996                       1995
Deferred income tax assets
    Policy liabilities                                 $24,710,763               $20,446,857
    Deferred policy acquisition costs
    related to unrealized appreciation                   1,397,645                 3,352,363
    Other                                                  331,337                   337,340
                                                        ----------                ----------
      Total gross deferred income tax assets            26,439,745                24,136,560

  Less valuation allowance                                   ---                       ---
                                                        ----------                ----------
      Net deferred income tax assets                    26,439,745                24,136,560
                                                        ----------                ----------
Deferred income tax liabilities
    Deferred policy acquisition costs                  (30,362,697)              (28,046,203)
    Unrealized appreciation                             (2,749,663)               (8,288,469)
    Market discount on bonds                              (903,505)                 (817,062)
    Other                                                 (432,826)                 (437,671)
      Total gross deferred income tax                    ----------                ----------
        liabilities                                    (34,448,691)              (37,589,405)
                                                         ----------               ----------
      Net deferred income tax liability                $(8,008,946)             $(13,452,845)
                                                        ===========              ============

    The valuation allowance for deferred income tax assets at the beginning of the years ended December 31, 1996 and December 31, 1995 was $0 and $2,701,193, respectively. During 1995, the valuation allowance of $2,701,193 which was established for the net unrealized depreciation on investments as of December 31, 1994 was eliminated.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers primarily the scheduled reversal of deferred income tax liabilities and tax planning strategies in making this assessment and believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1996.

   For the years ended December 31, 1996, 1995, and 1994, the actual income tax expense differed from the expected income tax expense based on the statutory federal income tax rate of 35%, primarily as a result of a reduction of income taxes related to prior years. The Company paid federal and state income taxes of $3,929,001 $4,134,364, and $4,761,664 in 1996, 1995, and 1994, respectively.

   Prior to 1984, life insurance companies were permitted to defer from taxation a portion of statutory income. At December 31, 1983, the Company had accumulated approximately $3,300,000 of this deferred income in what is referred to as its policyholders' surplus account. This amount was frozen under the Deficit Reduction Act of 1984 and could become taxable in the future only under certain conditions that management considers remote. The accumulated amount of income subject to current taxation less certain adjustments is set aside in another special memorandum tax account called a shareholders' surplus account. Dividends paid by the Company in excess of the balance in the shareholder's surplus account cannont be paid without a portion of policyholders' surplus becoming taxable. The balance of the shareholders' surplus account as approximately $49,000,000 as of December 31, 1996.

(14)  Contingencies
   The Company is required to comply with the regulations of every state in which it operates. Every state administers a guaranty fund, which exists for the protection of policyholders in the event of insurance company insolvencies. A number of insurance companies are under supervision, resulting in large assessments to cover losses to policyholders of such companies. Potential future assessments, if any, are not reasonably determinable by the Company and have not been accrued.

   The Company is a party to lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

(15) Unaudited Interim Financial Information
                                                    Quarter ended

                                   March 31        June 30         September 30   December 31
1996 Operating Summary

    Insurance revenues             $  7,370,355    $  7,549,907    $  8,618,696    $  7,810,728


    Net investment income          $ 11,749,917    $ 11,936,957    $ 11,826,527    $ 12,668,430

    Realized investment
      (losses) gains               $    (84,184)   $    (60,290)   $    (48,532)   $    315,103


    Total revenues                 $ 19,324,074    $ 19,696,683    $ 20,644,094    $ 21,045,261


    Total benefits and expenses    $ 15,279,694    $ 16,055,781    $ 17,535,380    $ 19,829,534



    Net income                     $  2,697,300    $  2,464,095    $  2,105,435    $    805,761


    Earnings per common share      $        .50    $        .45    $        .37    $        .09

                                                    Quarter ended

                                      March 31          June 30    September 30       December 31

1995 Operating Summary
    Insurance revenues               $  7,460,180    $  7,259,247    $  7,110,284    $  8,104,630


    Net investment income            $ 10,688,042    $ 11,218,969    $ 11,644,171    $ 11,859,927


    Realized investment losses       $   (234,798)   $   (334,282)   $   (113,548)   $    (39,671)


    Total revenues                   $ 18,173,613    $ 18,309,182    $ 18,693,681    $ 20,134,175


    Total benefits and expenses      $ 14,701,164    $ 14,708,626    $ 15,331,311    $ 16,300,854


    Net income                       $  2,368,835    $  2,443,371    $  2,289,635    $  2,610,641


    Earnings per common share        $        .44    $        .45    $        .42    $        .48


Caution should be exercised in comparing the results of consecutive quarters. Due to the relatively small size of ALLIED Life, the Company's operating results may be significantly affected in any reporting period by the level of death and other policyholder benefits incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    Part III

Item 10.    Directors and Executive Officers of the Registrant

     The information under the caption "Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.


Item 11.    Executive Compensation

     The information under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The information under the caption "Security Ownership of Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions

     The information under the caption "Certain Transactions and Relationships" in the 1997 Proxy Statement is incorporated herein by reference.

                                     Part IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Form 10-k

(a)  List of Financial Statements and Schedules.                                                       Page(s)
     1.  Financial Statements.


           Independent Auditors' Report.                                                                   34
           Consolidated Statements of Income for the Years ended December 31,
           1996, 1995, and 1994.                                                                           35

           Consolidated Balance Sheets as of December 31, 1996 and 1995.                                 36-37

           Statements of Stockholders' Equity for the Years ended December 31,
           1996, 1995, and 1994.                                                                           38

           Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995,
              and 1994.                                                                                    39

            Notes to Consolidated Financial Statements.                                                  40-60

     2.  Schedules.


         Independent Auditors' Report on Schedules.

         I.   Summary of Investments-Other Than Investments in Related Parties.                            68

         II.  Condensed Financial Information of Registrant.                                              69-72

         III. Supplementary Insurance Information.                                                         73

         IV.  Reinsurance.                                                                                 74

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     3.  Executive Compensation Plans and Arrangements.

         Short Term Management Incentive Compensation Plan for 1994 (Incorporated by reference to Exhibit 10.4 to the Company's June 30, 1994 Form 10-Q on file with the Commission), Exhibit 10.4.

         ALLIED Life Financial Corporation Executive Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on November 19, 1993, Registration No. 33-71906), Exhibit 10.5.

         ALLIED Life Financial Corporation Outside Director Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on November 19, 1993, Registration No. 33-71962), Exhibit 10.6.

         ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Company's March 31, 1994 Form 10-Q on file with the Commission), Exhibit 10.18.

         Short Term Management Incentive Compensation Plan for 1995 (Incorporat-ed by reference to Exhibit 10.23 to the Company's December 31, 1994 Form 10-K on file with the Commission), Exhibit 10.23.

         Amendment dated July 21, 1995, the ALLIED Life Financial Corporation Executive Stock Option Plan (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1995 Form 10-Q on file with the Commission),
         Exhibit 10.28.

         Short Term Management Incentive Plan for 1996 (Incorporate by reference to Exhibit 10.32 to the Company's December 31, 1995 Form 10-K on file with the Commission), Exhibit 10.32.

         Short Term Management Incentive Plan for 1997, Exhibit 10.35.

         Amendment date December 16, 1996 to ALLIED Life Financial Corporation Long-Term Management Incentive Plan, Exhibit 10.36.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the fourth quarter ended December 31, 1996.

(c)  Exhibits.

     NOTE: See "Index to Exhibits" on page number 76, which discloses the specific page numbers for the exhibits included in this Form 10-K.

     3.  Articles of incorporation and bylaws.

         3.1 Articles of Incorporation of ALLIED Life Financial Corporation as of July 20, 1993 (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         3.2 Bylaws of ALLIED Life Financial Corporation as of July 20, 1993 and Amendment to the Bylaws dated December 14, 1994.

         3.3 Articles of Amendment for Certificate of Designations, defining the rights of holders of 6.75% Series Preferred Stock of ALLIED Life Financial Corporation (Incorporated by reference to
                 Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         3.4     Amendment  to  Articles  of  Amendment   for   Certificate   of
                 Designations, defining the rights of holders of 6.75% Series Preferred Stock of ALLIED Life Financial Corporation (Incorp-orated by reference to Exhibit 3.4 to the Company's Regist-ration Statement on Form S-1 filed with the Commission on Sept-ember 16, 1993, Registration No. 33-68928).

         3.5 Certificate of Designations, defining the rights of holders of Series A ESOP Convertible Preferred Stock of ALLIED Life Financial Corporation. (Incorporated by reference to Exhibit
                 3.5 to the Company's June 30, 1994 Form 10-Q on file with the Commission).

     10. Material contracts.

         10.1 Long Term Management Incentive Compensation Plan for 1991 (Incorporated by reference to Exhibit 10.7 to the Company's
                 Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         10.2 Short Term and Long Term Management Incentive Compensation Plans for 1992 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         10.3 Short Term and Long Term Management Incentive Compensation Plans for 1993, (Incorporated by reference to Exhibit 10.3 to the Company's December 31, 1993 Form 10-K on file with the Commission).

         10.4 Short Term Management Incentive Compensation Plan for 1994, (Incorporated by reference to Exhibit 10.4 to the Company's June
                 30, 1994 Form 10-Q on file with the Commission).

         10.5 ALLIED Life Financial Corporation Executive Stock Option Plan (Incorporated by reference to the Company's Registration
                 Statement on Form S-8 filed with the Commission on November 19, 1993, Registration No. 33-71906).

         10.6 ALLIED Life Financial Corporation Outside Director Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on November 19, 1993, Registration No. 33-71962).

         10.8 Amended and Restated ALLIED Group Intercompany Operating Agreement between ALLIED Life Insurance Company and certain of its affiliated companies dated August 25, 1993 (Incorporated by reference to Exhibit 10.3 to the Company's Registration
                 Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         10.9 The ALLIED Group Joint Marketing Agreement between ALLIED Life Insurance Company and affiliated property-casualty insurance companies dated August 30, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         10.12 Federal Home Loan Bank Open Line of Credit Application and Terms Agreement dated March 13, 1996 with ALLIED Life Insurance Company, (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1996 Form 10-Q on file with the Commission).


         10.14 Amended and Restated Management Information Services Agreement, dated February 27, 1995 and effective January 1, 1994.

         10.15 First Amendment to Amended and Restated ALLIED Group Inter-company Operating Agreement dated November 1, 1993
                (Incorporated by reference to Exhibit 10.15 to the Company's
                 Registration Statement on Form S-1 filed with the Commission on November 9, 1993, Registration No. 33-68928).

         10.16 First Amendment to the ALLIED Group Joint Marketing Agreement dated November 1, 1993 (Incorporated by reference to Exhibit
                 10.16 to the Company's Registration Statement on Form S-1 filed with the Commission on November 9, 1993, Registration No. 33-68928).

         10.17 Stock Rights Agreement between ALLIED Mutual Insurance Company and ALLIED Life Financial Corporation dated August 25, 1993
                (Incorporated by reference to Exhibit 10.1 to the Company's
                 Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

         10.18 ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incorporated by reference to Exhibit
                 10.18 to the Company's March 31, 1994 Form 10-Q on file with the Commission).

         10.19 Second Amendment to Amended and Restated ALLIED Group Intercompany Operating Agreement dated May 16, 1994,
                (Incorporated by reference to Exhibit 10.19 to the Company's
                 June 30, 1994 Form 10-Q on file with the Commission).


         10.21 The ALLIED Life Financial Corporation Employee Stock Ownership Trust, (Incorporated by reference to Exhibit 10.21 to the Company's June 30, 1994 Form 10-Q on file with the Commission).

         10.22 Stock Purchase Agreement dated October 27, 1994, between ALLIED Life Financial Corporation and State Street Bank and Trust Company, (Incorporated by reference to Exhibit 10.22 to the Company's September 30, 1994 Form 10-Q on file with the Commission).

         10.23 Short Term Management Incentive Compensation Plan for 1995 (Incorporated by reference to Exhibit 10.23 to the Company's
                 December 31, 1994 Form 10-K on file with the Commission).

         10.24   Third Amendment to Amended and Restated ALLIED Group
                 Intercompany Operating Agreement dated December 15, 1994
                (Incorporated by reference to Exhibit 10.24 to the Company's
                 December 31, 1994 Form 10-K on file with the Commission).

         10.25 Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation dated December 14, 1994 (Incorporated by reference to Exhibit 10.25 to the Company's December 31, 1994 Form 10-K on file with the Commission).

         10.26 Stock Purchase Agreement dated January 3, 1995 between ALLIED Life Financial Corporation and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.26 to the Company's December 31, 1994 Form 10-K on file with the Commission).

         10.29 Amendment dated July 21, 1995 to the ALLIED Life Financial Corporation Executive Stock Option Plan (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1995 Form 10-Q on file with the Commission).

         10.30 Intercompany Cash Concentration Fund Agreement (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1995 Form 10-Q on file with the Commission).

         10.31 Stock Purchase Agreement dated January 2, 1996 between ALLIED Life Financial Corporation and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.31 to the Company's December 31, 1995 10K on file with the Commission).

         10.32 Short Term Management Incentive Plan for 1996 (Incorporated by reference to Exhibit 10.32 to the Company's December 31, 1995 10K on file with the Commission).

         10.33 Amended and Restated Management Information Services Agreement Effective January 1, 1995 (Incorporated by reference to Exhibit
                 10.33 to the Company's December 31, 1995 10K on file with the Commission).

         10.34 Stock Purchase Agreement date January 2, 1997 between ALLIED Life Financial Corporation and State Street Bank and Trust Company.

         10.35   Short Term Management Plan for 1997.

         10.36 Amendment dated December 16, 1996 to ALLIED Life Financial Corporation Long-Term Management Incentive Plan.

         10.37 Amendment dated December 18, 1996 to Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial
                 Corporation.

         10.38 Tax Sharing Agreement, dated January 1, 1997, between ALLIED Life Financial Corporation, ALLIED Life Brokerage Agency, Inc. and ALLIED Group Merchant Banking Corporation.

         10.39 Amended and Restated Management Information Services Agreement Effective March 1, 1996.

         10.40 First Amendment to Amended and Restated Management Information Services Agreement Effective March 1, 1996.

         11       Statement re Computation of Per Share Earnings.

         21       Subsidiaries of the Registrant.

         23       Consent of KPMG Peat Marwick LLP.

         27       Financial Data Schedule

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES




The Board of Directors and Stockholders
ALLIED Life Financial Corporation

Under date of February 7, 1997, we reported on the consolidated balance sheets of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                         KPMG Peat Marwick LLP

Des Moines, Iowa
February 7, 1997

                             ALLIED Life Financial Corporation and Subsidiaries
                                        SCHEDULE I-SUMMARY OF INVESTMENTS-
                                     OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                 December 31, 1996


                    Column A                                 Column B           Column C         Column D


                                                                                                    Amount at
                                                                                                      which
                                                                                                    shown in
                                                             Amortized            Fair             the balance
             Type of Investment                                Cost               value              sheet


Fixed maturities:
   Held to maturity:
     U.S. Treasury securities and obligations of U.S.
       government corporations and agencies                  $  1,006,653       $    969,480      $  1,006,653
       Foreign governments                                      4,481,577          4,711,830         4,481,577
     Corporate securities and public utilities                128,885,574        133,602,922       128,885,574
     Mortgage-backed securities                                64,835,031         66,063,591        64,835,031
                                                              -----------       ------------       -----------
           Total held to maturity                             199,208,835        205,347,823       199,208,835
                                                              -----------       ------------       -----------
   Available for sale:
     U.S. Treasury securities and obligations of U.S.
       government corporations and agencies                    34,377,785         33,934,834        33,934,834
     Foreign governments                                        6,188,564          6,406,919         6,406,919
     Corporate securities and public utilities                306,416,491        310,983,697       310,983,697
     Mortgage-backed securities                               145,703,301        148,963,620       148,963,620
                                                              -----------       ------------       -----------
           Total available for sale                           492,686,141        500,289,070       500,289,070
                                                              -----------       ------------       -----------

           Total fixed maturities                                               $705,636,893       699,497,905
                                                                                ============



Equity Securities                                               6,153,300       $  6,406,552         6,406,552
                                                                                ============
Mortgage loans on real estate                                   1,456,688                            1,456,688
Policy loans                                                   10,306,724                           10,306,724
Other assets                                                    3,751,415                            3,751,415
Short-term investments                                            919,687                              919,687
                                                              -----------                          -----------
           Total investments                                 $714,482,790                         $722,338,971
                                                             ============                         ============

               ALLIED Life Financial Corporation and Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                             CONDENSED BALANCE SHEET
                           December 31, 1996 and 1995


                                                                                   1996                1995


Assets

Investments in subsidiaries, at equity                                           $101,326,969       $101,284,772
Short-term investments, at cost                                                       202,803            396,435
Accounts receivable                                                                     2,715              1,946
Current income taxes recoverable                                                       42,796              3,852
                                                                                 ------------       ------------

              Total assets                                                       $101,575,283       $101,687,005
                                                                                 ============       ============


Liabilities

Note payable to  affiliate (note 2)                                              $  1,617,348       $        ---
Other liabilities                                                                      16,313              5,185
                                                                                 ------------       ------------
                                                                                    1,633,661              5,185
                                                                                 ------------       ------------

Stockholders' Equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,143,691 in 1996 and 2,004,898 in 1995                        23,259,047         21,753,143
     ESOP Series, authorized 300,000 shares, issued and
     outstanding of 93,982 in 1996 and 82,029 in 1995                               1,327,186          1,117,780
Common stock, no par value, $1 stated value,
   authorized 25,000,000 shares, issued and outstanding
   of 4,497,238 in 1996, and 4,632,559 in 1995                                      4,497,238          4,632,559
Additional paid-in capital                                                         46,596,171         48,773,783
Retained earnings                                                                  21,751,088         16,237,501
Unrealized appreciation of investments, net                                         2,510,892          9,167,054
                                                                                  -----------        -----------
       Total stockholders' equity                                                  99,941,622        101,681,820
                                                                                  -----------        -----------
       Total liabilities and stockholders' equity                                $101,575,283       $101,687,005
                                                                                  ===========        ===========






            See accompanying Note to Condensed Financial Statements.

                 ALLIED Life Financial Corporation Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                      CONDENSED STATEMENT OF INCOME For the
                  years ended December 31, 1996, 1995, and 1994

                                                               1996                1995                1994


Equity in undistributed earnings of subsidiaries               $6,698,358          $8,745,683         $7,496,523

Dividends received from subsidiaries                            1,475,000             925,000          1,023,500

Investment income                                                  24,288             184,693            105,240

Realized investment gains                                             ---              65,207                ---

                                                                ---------           ---------          ---------
                                                                8,197,646           9,920,583          8,625,263
                                                                ---------           ---------          ---------
Operating expenses                                                154,277             179,396             41,138

Interest expense                                                   44,084                  15              1,324
                                                                ---------            --------          ---------
                                                                  198,361             179,411             42,462
                                                                ---------            --------

Income before income taxes                                      7,999,285           9,741,172          8,582,801

Income tax (benefit) expense                                      (73,306)             28,690             26,177
                                                                ---------            --------          ---------
       Net income (note 1)                                     $8,072,591          $9,712,482         $8,556,624
                                                                =========           =========          =========












            See accompanying Note to Condensed Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                        CONDENSED STATEMENT OF CASH FLOWS
 For the years ended December 31, 1996, December 31, 1995 and December 31, 1994




                                                              1996                 1995                 1994


Cash Flows from Operating Activities (note 1)
   Net income                                                $8,072,591           $9,712,482         $8,556,624
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Equity in undistributed earnings                      (6,698,358)          (8,745,683)        (7,496,523)
       Realized investment gains                                    ---              (65,207)               ---
       Accrued investment income                                    ---               21,184            (15,000)
       Income taxes                                             (41,456)              (5,674)            12,618
       Other, net                                                12,870              (94,549)           (57,097)
                                                             ----------            ---------          ---------
         Net cash provided by operating activities            1,345,647              822,553          1,000,622
                                                             ----------            ---------          ---------

Cash Flows from Investing Activities (note 1)
   Purchase of fixed maturities available for sale                  ---           (1,634,684)        (1,193,813)
   Proceeds from sale of fixed maturities
     available for sale                                             ---            4,431,722                ---
   Investments in subsidiaries                                      ---           (3,500,000)               ---
                                                             ----------            ---------          ---------
         Net cash used in investing activities                      ---             (702,962)        (1,193,813)
                                                             ----------            ---------          ---------
Cash Flows from Financing Activities (note 1)
   Proceeds from note payable to affiliate, net               1,617,348                  ---                ---
       Proceeds from issuance of common stock, net              188,494              588,621            159,385
   Proceed from issuance of preferred stock, net                249,229              194,075          1,001,274
   Dividends paid to stockholders                            (1,053,100)            (870,072)          (608,444)
   Repurchase of common stock                                (2,541,250)                 ---                ---
                                                             ----------            ---------          ---------
        Net cash (used in)provided by financing
             activities                                      (1,539,279)             (87,376)           552,215
                                                             ----------            ---------          ---------
Net Increase in Cash and Short-term
   investments (note 1)                                        (193,632)              32,215            359,024
Cash and short-term investments at beginning
   of year (period)                                             396,435              364,220              5,196
                                                             ----------            ---------          ---------
Cash and short-term investments at end of year               $  202,803            $ 396,435          $ 364,220
                                                             ==========            =========          =========


            See accompanying Note to Condensed Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ALLIED Life Financial Corporation and its subsidiaries.


(1)  Basis of presentation.

     The accompanying condensed financial statements of ALLIED Life Financial Corporation (ALFC) have been prepared in conformity with generally accepted accounting principles (GAAP).

(2) Note payable to affiliate

     During 1996, ALFC entered into a note payable agreement with ALLIED Mutual. At December 31, 1996, the outstanding balance of the note payable was approximately $1,617,000. In 1996, ALFC incurred interest expense of approximately $44,000 relating to the note payable.

               ALLIED Life Financial Corporation and Subsidiaries

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

              For the years ended December 31, 1996, 1995 and 1994

Column A      Column B       Column C    Column D   Column E  Column F      Column G   Column H    Column I     Column J  Column K



                               Future
                               policy                 Other
                              benefits,               policy                             Benefits,  Amortization
                  Deferred     losses,                claims     Insurance                claims,    of deferred
                   policy    claims and     Unearned   and      premiums and  Net      losses and    policy       Other
                acquisition     loss        revenue   benefits      other     investment settlement  acquisition operating Premiums
    Segment        costs      expenses      reserve    payable   consideration income    expenses    costs       expense    written


Year ended
December 31, 1996:
  Life insurance $92,417,588 $692,551,400   $  ---  $5,311,618 $31,349,686 $48,144,538 $47,988,086 $10,594,828  $9,029,862 $  ---

  Other                  ---          ---      ---         ---         ---      37,293         ---         ---   1,087,613    ---
                 -----------  -----------    -----  ---------- -----------  ----------  ----------  ----------   --------- ------
  Consolidated   $92,417,588 $692,551,400   $  ---  $5,311,618 $31,349,686 $48,181,831 $47,988,086 $10,594,828 $10,117,475 $  ---
                 ===========  ===========   ======  ========== =========== =========== =========== =========== =========== ======

Year ended
December 31, 1995:
 Life insurance $79,717,529 $616,654,421    $  ---  $5,694,876 $29,934,341 $45,214,515 $46,062,832 $ 5,940,996  $ 8,246,236 $  ---

  Other                 ---          ---       ---         ---         ---     196,594         ---        ---       791,891    ---
                -----------  -----------    ------  ---------- ----------- ----------- ----------- ----------   ----------- ------
  Consolidated  $79,717,529 $616,654,421    $  ---  $5,694,876 $29,934,341 $45,411,109 $46,062,832 $5,940,996   $ 9,038,127 $  ---
                =========== ============    ======  ========== =========== =========== =========== ==========   =========== ======

Year ended
December 31, 1994:
 Life insurance $79,312,433 $528,370,156    $  ---  $5,782,118 $25,392,539 $38,014,750 $37,358,722 $5,136,195   $7,710,607  $  ---

  Other                 ---          ---       ---         ---         ---     122,070         ---        ---      631,202     ---
                ----------- ------------      -----  ---------  ---------- ----------- ----------- ----------   ----------  ------
  Consolidated  $79,312,433 $528,370,156    $  ---  $5,782,118 $25,392,539 $38,136,820 $37,358,722 $5,136,195   $8,341,809  $  ---
                =========== ============    ======= ========== =========== =========== =========== ==========   ==========  ======

               ALLIED Life Financial Corporation and Subsidiaries
                        SCHEDULE IV - REINSURANCE For the
                  years ended December 31, 1996, 1995, and 1994

     Column A                     Column B          Column C         Column D           Column E     Column F

                                                                                                     Percentage
                                                                      Assumed                        of amount
                                                  Ceded to other    from other                       assumed to
                                 Gross amount        companies       companies       Net amount        net

Year ended December 31, 1996:
     Life insurance in force   $ 8,855,654,000   $ (2,633,078,000)  $103,660,000    $6,326,236,000        1.6%
                               ===============   =================  ============    ==============      =====
     Premiums:
       Life insurance premiums:
         and charges (1)       $    33,500,767     $   (6,275,140)  $    231,508    $   27,457,135        0.8%
         Accident and
         health insurance            2,230,128         (2,231,784)           ---            (1,656)        ---
                               ---------------     --------------   ------------     -------------      ------
     Total premiums            $    35,730,895     $   (8,506,924)  $    231,508    $   27,455,479        0.8%
                               ===============     ==============   ============     =============      ======



Year ended December 31, 1995:

     Life insurance in force   $ 7,995,050,000   $ (2,538,119,000) $ 119,466,000    $5,576,397,000        2.1%
                               ===============   ================= =============    ==============      =====
     Premiums:
       Life insurance premiums:
         and charges (1)       $    32,350,178   $     (6,388,320) $     227,949    $   26,189,807        0.8%
         Accident and
         health insurance            1,375,016         (1,371,194)           ---             3,822         ---
                               ---------------     --------------   ------------    --------------      ------
     Total premiums            $    33,725,194   $     (7,759,514) $     227,949    $   26,193,629        0.9%
                               ===============     ==============   ============     =============      ======


Year ended December 31, 1994:
     Life insurance in force   $ 7,087,313,000   $ (2,466,646,000)  $155,424,000    $4,776,091,000        3.3%
                               ===============   =================  ============    ==============       =====
     Premiums:
       Life insurance premiums:
         and charges (1)       $    27,153,806   $     (5,059,200)  $    233,970    $   22,328,576        1.1%
         Accident and
         health insurance              772,941           (671,938)           ---           101,003         ---
                               ---------------   ----------------   ------------    --------------       -----
     Total premiums            $    27,926,747   $     (5,731,138)  $    233,970    $   22,429,579        1.0%
                               ===============   =================  ============    ==============       =====


(1) Includes life insurance premiums and policyholder assessments on universal life contracts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ALLIED Life Financial Corporation
            (Registrant)


                            Date: March 4, 1997     By /s/ Wendell P. Crosser

                                                Wendell P. Crosser
                                                Vice President and Treasurer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


             Signature                                      Title                                  Date


 /s/ Samual J. Wells                         President (Principal Executive                     March 4, 1997
           Samuel J. Wells                           Officer)


/s/ Wendell P. Crosser                        Vice President and Treasurer                      March 4, 1997
         Wendell P. Crosser


/s/ John E. Evans                             Chairman of the Board and Director                March 4, 1997
            John E. Evans


/s/ James W. Callison                          Director                                          March 4, 1997
          James W. Callison


/s/ Harold  S. Evans                           Director                                          March 4, 1997
           Harold S. Evans


/s/ Dennes H. Kelly, Jr.                       Director                                          March 4, 1997
        Dennis H. Kelly, Jr.


/s/ George D. Milligan                         Director                                          March 4, 1997
         George D. Milligan


               ALLIED Life Financial Corporation and Subsidiaries

                                INDEX TO EXHIBITS

Exhibit
Number                       Item                                      Page




10.34         Stock Purchase Agreement dated January 2, 1997
              between ALLIED Life Financial Corporation
              and State Street Bank and Trust Company                  77

10.35         Short Term Management Incentive Plan for 1997            82

10.36         Amendment dated December 16, 1996 to
              ALLIED Life Financial Corporation Long-Term
              Management Incentive Plan.                               87

10.37         Amendment dated December 18, 1996 to Consulting
              Agreement between John E. Evans and ALLIED
              Group, Inc., ALLIED Mutual Insurance Company,
              and ALLIED Life Financial Corporation.                   88

10.38        Tax Sharing Agreement, dated January 1, 1997, between
             ALLIED Life Financial Corporation, ALLIED Life Brokerage
             Agency, Inc. and ALLIED Group Merchant Banking            89
             Corporation.

10.39        Amended  and  Restated Management Information Services
             Agreement Effective March  1,1996.                        92

10.40        First Amendment to Amended and Restated Management
             Information Services Agreement Effective March 1, 1996   100

11           Statement re Computation of Per Share Earnings           102

21           Subsidiaries of the Registrant                           103

23           Consent of KPMG Peat Marwick LLP                         104

27           Financial Data Schedule                                  105