Form 10-Q
period 1997-03-31
ALLIED LIFE FINANCIAL CORP
filed 1997-05-15
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of May 1, 1997:


                        4,514,214 shares of Common Stock.

                        This document contains 19 pages.

                                     PART I

Item 1.  Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets




                                                                                March 31,          December 31,
                                                                                  1997                 1996
Assets
   Investments
     Fixed maturities

       Held to maturity at amortized cost
         (fair value $200,925,764 in 1997
           and $205,347,823 in 1996)                                             $198,622,393       $199,208,835

       Available for sale, at fair value
         (amortized cost $502,841,568 in 1997
          and $492,686,241 in 1996)                                               498,675,105        500,289,070

    Equity securities at fair value                                                 7,875,268          6,406,552

     Mortgage loans on real estate                                                  1,325,257          1,456,688

     Policy loans                                                                  10,639,808         10,306,724

     Other invested assets                                                          3,569,635          3,751,415

     Short-term investments, at cost                                                1,468,250            919,687

         Total investments                                                        722,175,716        722,338,971

   Accrued investment income                                                       11,173,472          9,738,060

   Accounts receivable                                                                899,881            607,737

   Reinsurance ceded receivables                                                    5,671,185          5,786,434

   Deferred policy acquisition costs                                               99,994,216         92,417,588

   Other assets                                                                     5,914,975          4,710,933


      Total assets                                                               $845,829,445       $835,599,723


      See accompanying Notes to Interim Consolidated Financial Statements.


                 ALLIED Life Financial Corporation Subsidiaries
                           Consolidated Balance Sheets

                                                                                    March 31,       December 31,
                                                                                      1997              1996

Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                           $474,727,449       $467,504,991
     Universal life contracts                                                     186,738,606        182,726,695
     Other                                                                          7,900,855          8,846,156
   Future policy benefits                                                          34,391,261         33,473,558
   Policy and contract claims                                                       4,389,022          3,735,623
   Other policyholder funds                                                         2,073,593          1,575,995


                                                                                  710,220,786        697,863,018

Checks drawn in excess of bank balances                                             2,051,123          3,163,318
Current income taxes payable                                                          189,439            940,576
Deferred income taxes                                                               7,396,256          8,008,946
Indebtedness to affiliates                                                          1,556,670          2,188,068
Note payable (note 2)                                                              25,000,000         20,470,000
Other liabilities                                                                   1,993,151          3,024,175


         Total liabilities                                                        748,407,425        735,658,101



Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,179,865 in 1997 and 2,143,691 in 1996                        23,651,535         23,259,047

     ESOP Series, authorized  300,000 shares, issued
     and outstanding 108,014 in 1997 and 93,982 in 1996                             1,581,853          1,327,186
Common stock, no par value, $1 stated value,
   authorized 25,000,000 shares, issued and outstanding
    4,514,081 in 1997 and 4,497,238 in 1996                                         4,514,081          4,497,238
Additional paid-in capital                                                         46,816,438         46,596,171
Retained earnings                                                                  23,188,182         21,751,088
Unrealized (depreciation) appreciation of investments, net                         (2,330,069)         2,510,892

              Total stockholders' equity                                           97,422,020         99,941,622

              Total liabilities and stockholders' equity                         $845,829,445       $835,599,723


      See accompanying Notes to Interim Consolidated Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
                        Consolidated Statements of Income

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                     1997                  1996
Revenues
Insurance revenues
   Policyholder assessments on universal life contracts                           $ 5,383,438          $ 5,167,300
   Surrender charges                                                                  619,094              628,460
   Life insurance premiums                                                          3,246,170            2,832,887
   Other insurance income                                                           1,223,698              805,428
   Reinsurance premiums ceded                                                      (2,297,819)          (2,063,720)

     Total insurance revenues                                                       8,174,581            7,370,355

Investment income                                                                  12,683,127           11,749,917
Realized investment losses                                                           (392,755)             (84,184)
Other income                                                                          323,141              287,986

                                                                                   20,788,094           19,324,074

Benefits and Expenses
Policyholder benefits
   Interest credited to policyholder account balances
     Annuity contracts                                                              6,420,843            5,800,453
     Universal life contracts                                                       2,456,203            2,375,262
     Other                                                                            126,131               84,197
   Death benefits                                                                   2,806,526            2,639,075

   Other policyholder benefits                                                      1,204,799            1,357,260

   Reinsurance recoveries                                                            (288,072)          (1,135,655)

       Total policyholder benefits                                                 12,726,430           11,120,592

Amortization of deferred policy acquisition costs                                   2,155,931            1,732,594

Commissions                                                                           872,492              669,331

Affiliated operating expenses                                                         143,416              323,156

Other insurance operating expenses                                                  1,699,078            1,434,021

                                                                                   17,597,347           15,279,694

Income before income taxes                                                          3,190,747            4,044,380

Income Taxes
   Current                                                                            753,814            1,069,061

   Deferred                                                                           310,131              278,019

                                                                                    1,063,945            1,347,080

Net Income                                                                        $ 2,126,802          $ 2,697,300

Net income applicable to common stock                                             $ 1,707,305          $ 2,306,015

Earnings per Common Share                                                         $      0.38          $      0.50

Weighted average number of common shares outstanding                                4,501,597            4,633,202


      See accompanying Notes to Interim Consolidated Financial Statements.


               ALLIED Life Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    1997                1996

Cash flow from operating activities
Net income                                                                        $ 2,126,802        $ 2,697,300
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                         (5,383,438)        (5,167,300)
      Surrender charges                                                              (619,094)          (628,460)
      Interest credited to policyholder account balances                            9,003,177          8,259,912
      Realized investment losses                                                      392,755             84,184
      Change in
       Accrued investment income                                                   (1,435,412)        (1,482,512)
       Reinsurance ceded receivables                                                  115,249          1,964,516
       Deferred policy acquisition costs                                           (1,942,100)        (2,201,719)
       Liabilities for future policy benefits                                         917,703            773,656
       Policy and contract claims and other policyholder funds                      1,150,997             43,541
       Income taxes
         Current                                                                     (751,137)         1,068,944
         Deferred                                                                     739,329            278,019
      Other, net                                                                   (3,017,736)          (673,378)

         Net cash provided by operating activities                                  1,297,095          5,016,703

Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                   (5,393,891)        (6,500,000)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                               3,312,178         15,534,368
   Purchase of fixed maturities available for sale                                (39,755,141)       (50,627,478)
   Proceeds from sale of fixed maturities available for sale                       28,222,959         30,617,977
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                             3,610,417          2,489,422
   Purchase of equity securities                                                   (2,452,512)          (505,922)
   Proceeds from sale of common stock                                               1,022,687                ---
   Proceeds from repayment of mortgage loans                                          131,542             78,365
   Change in policy loans, net                                                       (333,084)          (523,637)

          Net cash used in investing activities                                   (11,634,845)        (9,436,905)

Cash Flows from Financing Activities
   Change in checks drawn in excess of bank balances                               (1,112,196)          (786,375)
   Deposits to policyholder account balances                                       25,031,575         20,238,719
   Withdrawals from policyholder account balances                                 (17,622,707)       (11,572,961)
   Change in note payable, net                                                      4,530,000         (3,280,000)
   Change in note payable from affiliate, net                                        (134,915)               ---
   Proceeds from issuance of stock, net                                               491,768            291,494
   Dividends paid to stockholders                                                    (297,212)          (231,723)

          Net cash provided by financing activities                                10,886,313          4,659,154

Net Increase in Cash and Short-term Investments                                       548,563            238,952

   Cash and short-term investments at beginning of year                               919,687            721,612

   Cash and short-term investments at end of quarter                              $ 1,468,250         $  960,564


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

At March 31, 1997, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 54% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 2%. The remainder was owned by public stockholders.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Life Financial Corporation's Annual Report on 10K for the year ended December 31, 1996. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for a fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated.

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At March 31, 1997, the Company had an investment balance in the intercompany fund of $1,265,733. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

The Company has a note payable with ALLIED Mutual. Interest is paid quarterly at an annual rate of 7% and final payment shall be on August 15, 1999. At March 31, 1997 the outstanding balance of the note payable was $1,482,433.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of March 31, 1997, borrowings on this line of credit agreement were $25,000,000 at an interest rate of 5.66% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $29,398,567.

(4) New Accounting Standard

In February 1997, the Financial Accounting Statndards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share".
SFAS  128  supersedes   Opinion  15,  "Earnings Per Share"  and  specifies  the
computation,  presentation,  and disclosure  requirements for earnings per share
(EPS).

               ALLIED Life Financial Corporation and Subsidiaries
         Notes to Interim Consolidated Financial Statements (continued)

It replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS includes weighted common shares outstanding and excludes all dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management has determined that the implementation will not have a material effect on its financial condition, results of operations, or liquidity.

(5) Subsequent Event

Effective May 13, 1997, the Board of Directors approved a stock repurchase program to acquire up to 150,000 shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. Completion of this program, expected within 24 months, is dependent upon market conditions. The repurchase program may be terminated at any time at the Company's discretion. The Company has no present intention to cause its shares to be delisted or deregistered as a result of this repurchase program.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                            Life Insurance Operations

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                    1997                1996

                                                                                     (Dollars in thousands)
Production information
   Life insurance
     Life insurance face amount in force
       Directly produced by agents
         Universal Life                                                            $4,419,829         $4,228,392

         Term life                                                                  4,287,625          3,555,948


         Whole life                                                                    49,198             49,688

                                                                                    8,756,652          7,834,028

       Other                                                                          383,770            382,440

                                                                                   $9,140,422         $8,216,468

     Face amount of new life insurance sold
       Directly produced by agents
         Universal Life                                                            $  157,639         $   98,326

         Term life                                                                    272,187            293,833

         Whole life                                                                     1,756                977

                                                                                      431,582            393,136

       Other                                                                            1,774              4,347

                                                                                   $  433,356         $  397,483


     Life insurance termination rate
       Universal life                                                                     6.8%               7.0%

       Term life                                                                         17.6%              17.8%

   Annuities

     Account balance                                                               $  474,727       $    420,067

     First-year annuity premiums                                                   $   14,024       $      9,268


Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

                          Life Insurance Operations (Continued)


                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                     1997               1996

                                                                                      (Dollars in thousands)
Profitability

   Investment income                                                                 $12,672           $11,739
   Interest credited on
     Annuities                                                                         6,421             5,801
     Universal Life                                                                    2,456             2,375
     Other                                                                               126                84
                                                                                       9,003             8,260
   Total interest expense

         Investment spread                                                             3,669             3,479

   Fee income

     Universal life charges                                                            5,838             5,685

     Annuity surrender charges                                                           165               111

         Total fee income                                                              6,003             5,796

   Other insurance income                                                              2,172             1,575

         Adjusted insurance revenues                                                  11,844            10,850

Other expenses
     Amortization of deferred policy acquisition costs (1)                             2,436             1,762
     Renewal commissions                                                                 688               568
     Other operating expenses                                                          1,591             1,505
     Administrative fees                                                                 121                92

       Total acquisition and operating expenses                                        4,836             3,927

     Death benefits, net                                                               2,326             1,503
     Other policyholder benefits                                                       1,398             1,358

        Total other expenses                                                           8,560             6,788

   Income before income taxes and realized investment
     losses from insurance operations                                                $ 3,284           $ 4,062

(1)Amounts exclude excess amortization of deferred policy acquisition costs resulting from net realized investment losses.

RESULTS OF OPERATIONS
Consolidated revenues for the three months ended March 31, 1997 were $20.8 million, a 7.6% increase over the $19.3 million reported for the first quarter of 1996. The increase was primarily attributable to higher insurance revenues, which rose 10.9% to $8.2 million from $7.4 million. This can be attributed to higher term life insurance premiums. Higher investment income, which grew 7.9% to $12.7 million from $11.7 million, also contributed to the increase in revenues.

Operating income decreased 19.4% to $3.3 million through March 31, 1997 from $4.1 million through March 31, 1996. Net income totaled $2.1 million, down 21.2% from $2.7 million through March 31, 1996. Operating earnings per common share dropped to $0.40 through March 31, 1997 from $0.51 through March 31, 1996; net income per common share was $0.38 compared with $0.50 for the same periods. The decreases can be attributed to higher death benefits and amortization of deferred policy acquisition costs.
                                        8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

Life Insurance Operations

Total life insurance in force grew 11.2% to $9.1 billion at March 31, 1997 from $8.2 billion at March 31, 1996. The increase was due to policy retention and insurance sales.

The face amount of new life insurance sold directly by agents through March 31, 1997 increased 9.8% to $431.6 million from $393.1 million through March 31, 1996. The primary factor was a 60.3% increase in the face amount of new universal life insurance sold to $157.6 million from $98.3 million. Universal life policyholder account balances were up 8.4%, and related fee income increased 2.7% to $5.8 million from $5.7 million.

The face amount of new term life insurance sold directly by agents decreased 7.4% to $272.2 million through March 31, 1997 from $293.8 million through March 31, 1996. Sales of ALLIED Life's ten- and twenty-year term products have remained consistent.

First-year annuity premiums increased 51.3% to $14 million through March 31, 1997 from $9.3 million through March 31, 1996. The total annuity account balance increased 13% to $474.7 million at March 31, 1997 from $420.1 million at March 31, 1996.

Adjusted insurance revenues increased 9.2% to $11.8 million for the first three months of 1997 from $10.8 million for the first three months of 1996. The increase was primarily attributable to higher term life insurance premiums.

The growth in life insurance in force and policyholder account balances permitted invested assets at cost to increase 11.1% to $725.2 million at March 31, 1997 from $652.8 million at March 31, 1996. Investment income increased by 7.9%. ALLIED Life's return on invested assets through March 31, 1997 decreased to 7.27% from 7.46% through March 31, 1996. The decrease was due to the fact that ALLIED Life was reinvesting maturing investments at lower interest rates.

Investment spread through the first quarter of 1997 and 1996 grew to $3.7 million from $3.5 million. Annual average interest-credited rates on universal life contracts decreased to 5.3% from 5.6% and on annuities decreased to 5.5% from 5.6%. The ratio of investment spread to investment income for the quarter was 29%. The 1996 total for the year was 28.2%. This increase, despite the volatile interest rate environment, is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

Amortization of deferred policy acquisition costs through the first quarter of 1997 and 1996 increased 38.2% to $2.4 million from $1.8 million. Other insurance operating expenses increased 7.2% to $1.7 million from $1.6 million. Death benefits net of reinsurance through the first quarter of 1997 and 1996 increased 54.7% to $2.3 million from $1.5 million. Net death benefits per share were $0.25 compared to $0.17 per share in the first quarter of 1996. Other policyholder benefits remained stable at $1.4 million.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

ALLIED Life's operating income before taxes through March 31, 1997 and 1996 was down 19.1% to $3.3 million from $4.1 million. The decrease occurred because of higher death benefits and amortization of deferred policy acquisition costs.


LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the first quarter 1997. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

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

In the first quarter of 1997, the Company operations provided cash inflows of $1.3 million and financing activities provided cash inflows of $10.9 million. In the first quarter of 1996 it was $5 million and $4.7 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. During the first quarter of 1997, the Company paid cash dividends on common stock of $270,000. ALLIED Life paid to the Company dividends of $437,500 to fund the Company's dividend requirements and its note payment on the indebtedness to affiliates.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 13, 1998. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At March 31, 1997, the Company had outstanding borrowings of $25 million under the line of credit agreements and borrowings of $1.5 million from affiliates.

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

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

As of March 31, 1997, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking an additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II



Item 6.      Exhibits and Reports on Form 8-K

       (a) Exhibit 10.12 - Federal Home Loan Bank Open Line of Credit Application and Terms Agreement dated March 5, 1997 with ALLIED Life Insurance Company.

               Exhibit 11     -  Statement re Computation of Per Share Earnings.

               Exhibit 27     - Financial Data Schedule

       (b) There were no reports filed on Form 8-K during the first quarter of 1997.












                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALLIED Life Financial Corporation
                                  (Registrant)



Date: May 14, 1997          By: /s/ Wendell P. Crosser
                            -----------------------
                            Wendell P. Crosser, Vice President and Treasurer
                            (Principal Financial Officer and Principal
                               Accounting Officer)