Form 10-Q
period 1997-06-30
ALLIED LIFE FINANCIAL CORP
filed 1997-08-15
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of August 1, 1997:


                        4,370,251 shares of Common Stock.

                        This document contains 20 pages.

                                     PART I

Item 1.  Financial Statements

                            ALLIED Life Financial Corporation and Subsidiaries
                                      Consolidated Balance Sheets


                                                                                  June 30,         December 31,
                                                                                    1997               1996


Assets

   Investments

     Fixed maturities

       Held to maturity at amortized cost
         (fair value $0 in 1997 and
           $205,347,823 in 1996 - see note 6)                                    $   --------       $199,208,835

       Available for sale, at fair value
         (amortized cost $708,160,687 in 1997
          and $492,686,241 in 1996 - see note 6)                                  720,280,862        500,289,070

    Equity securities at fair value                                                 9,142,696          6,406,552

    Mortgage loans on real estate                                                   1,122,363          1,456,688

    Policy loans                                                                   10,768,311         10,306,724

    Other invested assets                                                           3,385,835          3,751,415

    Short-term investments, at cost                                                 1,916,342            919,687


         Total investments                                                        746,616,409        722,338,971


   Accrued investment income                                                       10,051,650          9,738,060

   Accounts receivable                                                              1,013,995            607,737

   Reinsurance ceded receivables                                                    5,609,167          5,786,434

   Current income taxes recoverable                                                   895,894            -------

   Deferred policy acquisition costs                                               93,417,549         92,417,588

   Other assets                                                                     7,648,636          4,710,933


         Total assets                                                            $865,253,300       $835,599,723



      See accompanying Notes to Interim Consolidated Financial Statements.

                              ALLIED Life Financial Corporation Subsidiaries
                                      Consolidated Balance Sheets


                                                                                June 30,       December 31,
                                                                                    1997             1996

Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                           $484,568,954       $467,504,991
     Universal life contracts                                                     189,825,970        182,726,695
     Other                                                                          7,920,753          8,846,156
   Future policy benefits                                                          35,440,924         33,473,558
   Policy and contract claims                                                       3,390,163          3,735,623
   Other policyholder funds                                                         2,205,490          1,575,995


                                                                                  723,352,254        697,863,018

Checks drawn in excess of bank balances                                             2,481,037          3,163,318
Current income taxes payable                                                         --------            940,576
Deferred income taxes                                                               4,529,434          8,008,946
Indebtedness to affiliates                                                          3,902,488          2,188,068
Note payable (note 2)                                                              18,880,000         20,470,000
Other liabilities                                                                   3,487,949          3,024,175


         Total liabilities                                                        756,633,162        735,658,101



Stockholders' equity

Preferred stock, no par value, issuable in series, authorized 7,500,000 shares

     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,216,650 in 1997 and 2,143,691 in 1996                        24,050,652         23,259,047

     ESOP Series, authorized  300,000 shares, issued
     and outstanding 107,329 in 1997 and 93,982 in 1996                             1,569,554          1,327,186

Common stock, no par value, $1 stated value,
    authorized 25,000,000 shares, issued and outstanding
    4,368,832 in 1997 and 4,497,238 in 1996                                         4,368,832          4,497,238

Additional paid-in capital                                                         44,559,376         46,596,171
Retained earnings                                                                  25,178,711         21,751,088
Unrealized appreciation of investments, net                                         8,893,013          2,510,892

          Total stockholders' equity                                              108,620,138         99,941,622

              Total liabilities and stockholders' equity                         $865,253,300       $835,599,723







      See accompanying Notes to Interim Consolidated Financial Statements.

                         ALLIED Life Financial Corporation and Subsidiaries
                                Consolidated Statements of Income

                                              Three Months Ended                         Six Months Ended
                                                   June 30,                                  June 30,


                                             1997               1996                1997                 1996


Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts          $    5,429,777      $    5,086,608     $    10,813,215      $    10,253,908
   Surrender charges                          605,655             567,911           1,224,749            1,196,371
   Life insurance premiums                  3,651,607           3,212,473           6,897,777            6,045,360
   Other insurance income                   1,352,938             886,819           2,576,636            1,692,247
   Reinsurance premiums ceded              (2,452,590)         (2,203,904)         (4,750,409)          (4,267,624)

     Total insurance revenues               8,587,387           7,549,907          16,761,968           14,920,262

Investment income                          12,851,595          11,936,957          25,534,722           23,686,874
Realized investment gains (losses)            140,436             (60,290)           (252,319)            (144,474)
Other income                                  338,873             270,109             662,014              558,095

                                           21,918,291          19,696,683          42,706,385           39,020,757


Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                    6,437,051           6,056,648          12,621,285           11,857,101
       Universal life contracts             2,487,882           2,348,317           5,180,694            4,723,579
       Other                                   89,299              87,572             215,430              171,769
   Death benefits                           2,077,940           1,724,322           4,884,466            4,363,397
   Other policyholder benefits              1,338,757           2,075,341           2,543,556            3,432,601
   Reinsurance recoveries                     (95,301)           (847,120)           (383,373)          (1,982,775)


        Total policyholder benefits        12,335,628          11,445,080          25,062,058           22,565,672


Amortization of deferred policy
  acquisition costs                         2,556,992           2,109,686           4,712,923            3,842,280
Commissions                                 1,011,805             807,240           1,884,297            1,476,571
Affiliated operating expenses                 158,027             286,429             301,443              609,585
Other insurance operating expenses          1,838,973           1,407,346           3,538,051            2,841,367

                                           17,901,425          16,055,781          35,498,772           31,335,475


Income before income taxes                  4,016,866           3,640,902           7,207,613            7,685,282

Income Taxes
  Current                                   1,917,763           1,405,807           2,242,379            2,474,868
  Deferred                                   (579,841)           (229,000)            159,488               49,019

                                            1,337,922           1,176,807           2,401,867            2,523,887


Net Income                             $    2,678,944      $    2,464,095     $     4,805,746      $     5,161,395

Net income applicable to
  common stock                         $    2,252,448      $    2,066,844     $     3,959,753      $     4,372,859


Earnings Per Common Share              $         0.51      $         0.45     $          0.89      $          0.95


  Weighted average number of
    common shares outstanding               4,446,153           4,635,778           4,473,721            4,634,490



      See accompanying Notes to Interim Consolidated Financial Statements

                         ALLIED Life Financial Corporation and Subsidiaries
                                Consolidated Statements of Cash Flows

                                                                                        Six Months Ended
                                                                                            June 30,





                                                                                    1997                1996

Cash Flow From Operating Activities
   Net income                                                                $     4,805,747    $      5,161,395
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                       (10,813,215)        (10,253,908)
      Surrender charges                                                           (1,224,749)         (1,196,371)
      Interest credited to policyholder account balances                          18,017,409          16,752,449
      Realized investment losses                                                     252,319             144,471
      Change in
       Accrued investment income                                                    (313,590)           (512,610)
       Reinsurance ceded receivables                                                 177,267           2,252,163
       Deferred policy acquisition costs                                          (3,540,922)         (4,386,713)
       Liabilities for future policy benefits                                      1,967,366           2,400,213
       Policy and contract claims and other policyholder funds                       284,035          (1,068,787)
       Income taxes
         Current                                                                  (1,836,470)          1,751,951
         Deferred                                                                    159,488              49,022
      Other, net                                                                  (1,335,610)           (458,680)

         Net cash provided by operating activities                                 6,599,075          10,634,595

Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                  (7,593,891)        (18,090,047)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                              8,022,208          33,366,232
   Purchase of fixed maturities available for sale                               (99,272,578)        (86,967,282)
   Proceeds from sale of fixed maturities available for sale                      71,303,779          30,467,664
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                           11,035,484          15,799,671
   Purchase of equity securities                                                  (3,045,556)         (1,013,190)
   Proceeds from sale of equity securities                                         1,145,911            --------
   Proceeds from repayment of mortgage loans                                         334,550              92,420
   Change in other invested assets                                                  --------          (4,145,000)
   Change in policy loans, net                                                      (461,588)           (626,574)
   Purchase of property, plant and equipment                                       (1,713,325)           (337,181)

         Net cash used in investing activities                                   (20,245,006)        (31,453,287)

Cash Flows from Financing Activities
   Change in checks drawn in excess of bank balances                                (682,282)           (603,165)
   Deposits to policyholder account balances                                      55,295,645          47,710,920
   Withdrawals from policyholder account balances                                (38,099,295)        (25,644,914)
   Change in note payable, net                                                    (1,590,000)            325,000
   Change in note payable from affiliates                                          2,227,869            --------
   Proceeds from issuance of stock, net                                              555,287             348,133
   Repurchase of stock                                                            (2,478,131)           --------
   Dividends paid to stockholders                                                   (586,507)           (511,797)

         Net cash provided by financing activities                                14,642,586          21,624,177

Net Increase in Cash and Short-term Investments                                      996,655             805,485

   Cash and short-term investments at beginning of year                              919,687             721,612

   Cash and short-term investments at end of quarter                         $     1,916,342    $      1,527,097


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

At June 30, 1997, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 56% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 2%. The remainder was owned by public stockholders.

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

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At June 30, 1997, the Company had an investment balance in the intercompany fund of $1,659,941. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

The Company has a note payable with ALLIED Mutual. At June 30, 1997 the outstanding balance of the note payable was $3,845,217.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of June 30, 1997, borrowings on this line of credit agreement were $18,880,000 at an interest rate of 5.75% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $29,747,880.

(4) New Accounting Standard

In February  1997,  the  Financial  Accounting  Standards  Board  (FASB)  Issued
Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share". SFAS 128 supersedes Opinion 15, "Earnings Per Share"and specifies the

               ALLIED Life Financial Corporation and Subsidiaries
         Notes to Interim Consolidated Financial Statements (continued)

computation,  presentation,  and disclosure  requirements for earnings per share
(EPS). It replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS includes weighted common shares outstanding and excludes all dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management has determined that the implementation will not have a material effect on its earnings per share calculations.

(5) Stock Repurchase Program

Effective May 13, 1997, the Board of Directors approved a stock repurchase program to acquire up to 150,000 shares of the Company common stock on the open market pursuant to rule 10b-18 under the Securities Exchange Act of 1934. The Company completed the program during the second quarter of 1997 and repurchased and cancelled 150,000 shares at an average cost of $16.52 per share.

(6)  Transfer of Securities to Available For Sale

Effective May 13, 1997, the Company transferred its remaining securities classified as held to maturity ($196 million) to available for sale. In accordance with SFAS 115 the Company now carries all of its securities at fair value and as a result a $1.2 million increase to stockholders' equity was made. The Company made the transfer to allow for more flexibility with regards to selling securities from its investment portfolio. The Company has no intent of putting future purchases in the held to maturity portfolio.

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

The following table reflects ALLIED Life's production information and pretax operating results excluding realized investment gains (losses) and related amortization of deferred policy acquisition costs for the periods indicated.

                            Life Insurance Operations



                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,


                                                   1997               1996             1997             1996

                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents

         Universal Life                                                            $  4,485,388     $  4,244,770
         Term life                                                                    4,468,907        3,758,407
         Whole life                                                                      50,630           49,392


                                                                                       9,004,925       8,052,569

       Other                                                                             378,839         386,416


                                                                                      $9,383,764      $8,438,985


   Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                         $    141,707     $     88,742      $    299,346     $    187,068
         Term life                                   358,491          366,919           630,678          660,752
         Whole life                                    2,723            1,182             4,479            2,159

                                                     502,921          456,843           934,503          849,979

       Other                                           1,475            6,858             3,249           11,205

                                                $    504,396     $    463,701      $    937,752     $    861,184


       Termination rate

         Universal Life                                  6.4%             6.5%              6.6%             6.8%
         Term life                                      16.5%            17.5%             16.9%            17.6%


   Annuities

      Account balance                                                               $    484,569     $    433,197

      First-year annuity premiums                $     18,933     $     16,830      $     32,957     $     26,097


Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)


                      Life Insurance Operations (Continued)


                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,


                                                     1997              1996             1997              1996

                                                                    (Dollars in thousands)

Profitability

Investment income                                 $   12,840       $   11,924        $   25,512        $  23,663

Interest credited on
     Annuities                                         6,437            6,057            12,858           11,857
     Universal life                                    2,488            2,348             4,944            4,724
     Other                                                89               87               215              171

         Total interest expense                        9,014            8,492            18,017           16,752

         Investment spread                             3,826            3,432             7,495            6,911

Fee income
     Universal life charges                            5,831            5,500            11,669           11,185
     Annuity surrender charges                           204              155               369              265

         Total fee income                              6,035            5,655            12,038           11,450

Other insurance income                                 2,552            1,895             4,724            3,470

         Adjusted insurance revenues                  12,413           10,982            24,257           21,831

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                           2,486            2,131             4,922            3,893
     Renewal commissions                                 805              591             1,493            1,159
     Other operating expenses                          1,857            1,664             3,569            3,261

         Total acquisition and operating
           expenses                                    5,148            4,386             9,984            8,313

     Death benefits, net                               1,968            1,371             4,294            2,874
     Other policyholder benefits, net                  1,353            1,582             2,751            2,939

         Total other expenses                          8,469            7,339            17,029           14,126

Income before income taxes and realized
   investment gains (losses) from
   insurance operations                           $    3,944       $    3,643        $    7,228        $   7,705


(1) Excludes excess amortization of deferred policy acquisition costs resulting from net realized investment gains (losses).


RESULTS OF OPERATIONS

Consolidated revenues for the six months ended June 30, 1997 were $42.7 million, a 9.5% increase over the $39 million reported for the first six months of 1996. The increase was primarily attributable to higher insurance revenues, which rose 12.3% to $16.8 million from $14.9 million. Investment income rose 7.8% to $25.5 million from $23.7 million.

For the second quarter only, consolidated revenues grew 11.3% to $21.9 million in 1997 from $19.7 million in 1996. This was due primarily to the 13.7% increase in insurance revenues.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)


Operating income decreased 6.8% to $7.3 million from $7.8 million for the six months ended 1997 and 1996, respectively. Net income decreased 6.9% to $4.8 million ($0.89 per common share) from $5.2 million ($0.95 per common share) for the same time periods. Operating earnings per common share for the first six months of 1997 were $0.90 compared to $0.96 for the first six month of 1996. For the second quarter only, operating income increased 7.3% to $3.9 million from $3.7 million. Net income increased to $2.7 million ($0.51 per common share) from $2.5 million ($0.45 per common share) for the same time periods. Operating earnings per common share for the second quarter of 1997 were $0.50 compared to $0.45 for the second quarter of 1996.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 11.2% to $9.4 billion at June 30, 1997 from $8.4 billion at June 30, 1996. The increase was due to improved policy retention and life insurance sales.

The face amount of new life insurance sold directly by agents through June 30, 1997 increased 9.9% to $934.5 million from $850 million through June 30, 1996. The primary factor was a 60% increase in the face amount of new universal life insurance sold to $299.3 million from $187.1 million. For the second quarter only, the face amount of new universal life insurance sold increased 59.7% to $141.7 million from $88.7 million. Universal life policyholder account balances were up 8.4% to $189.8 million from $172.5 million .

The face amount of new term life insurance sold directly by agents decreased 4.6% to $630.7 million through June 30, 1997 from $660.8 million through June 30, 1996. For the second quarter only, the face amount of new term life insurance sold decreased 2.3% to $358.5 million from $366.9 million. ALLIED Life continues to sell mainly ten and twenty-year term policies within this product line.

First-year annuity premiums increased 26.3% to $33 million through June 30, 1997 from $26.1 million through June 30, 1996. For the second quarter only, first year annuity premiums increased 12.5% to $18.9 million from $16.8 million. The total annuity account balance increased 11.9% to $484.6 million at June 30, 1997 from $433.2 million at June 30, 1996.

The increases in sales of universal life insurance and annuity premiums are the result of the improved agent recruiting efforts of the Company. Year to date they have signed 854 net new producer contracts, a 134% increase over 1996's year to date total of 365. Term life insurance sales were slightly down as the market for this product line remains price competitive.

Adjusted insurance revenues increased 11.1% to $24.3 million for the first six months of 1997 from $21.8 million for the first six months of 1996. The growth in life insurance in force and policyholder account balances permitted invested assets, on a cost basis, to increase 9.6% to $732.4 million at June 30, 1997 from $668 million at June 30, 1996, allowing investment income to increase by 7.8%. ALLIED Life's return on invested assets through June 30, 1997 decreased to 7.26% from 7.43% through June 30, 1996. The decrease was due to the fact that ALLIED Life was reinvesting maturing investments at lower interest rates.

Investment spread for the first six months of 1997 and 1996 grew to $7.5 million from $6.9 million. For the second quarter only, the investment spread grew to $3.8 million from $3.4 million. Annual average interest credited rates on

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

universal life contracts decreased to 5.30% from 5.49% and on annuities decreased to 5.41% from 5.62%. The ratio of investment spread to investment income increased to 29.4% from 29.2% despite the volatile interest rate environment. This increase is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

Amortization of deferred policy acquisition costs for the first six months of 1997 and 1996 increased 26.4% to $4.9 million from $3.9 million. For the second quarter only, amortization of deferred policy acquisition costs increased 16.6% to $2.5 million from $2.1 million. Other operating expenses increased 9.5% to $3.6 million from $3.3 million. For the second quarter only, other operating expenses increased 11.6% to $1.9 million from $1.7 million. Operating expenses grew as a result of agent recruiting, and overall growth.

Death benefits net of reinsurance for the first six months of 1997 and 1996 increased 49.4% to $4.3 million ($0.47 per common share) from $2.9 million ($0.32 per common share). For the second quarter only, death benefits net of reinsurance increased 43.5% to $2 million ($0.21 per common share) from $1.4 million ($0.16 per common share). Other policyholder benefits net of reinsurance decreased 6.4% to $2.8 million from $2.9 million. For the second quarter only, they decreased 14.4% to $1.4 million from $1.6 million.

ALLIED Life's operating income through June 30, 1997 and 1996 decreased 6.2% to $7.2 million from $7.7 million. For the second quarter only, operating income increased 8.3% to $3.9 million from $3.6 million. For the year and quarter to date the Company has experienced higher death benefits and amortization of deferred policy acquisition costs. For the quarter, these were offset by higher investment spread and adjusted insurance revenues and lower increases in other policyholder benefits.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the second quarter 1997. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

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

For the first six months of 1997 the Company operations provided cash inflows of $6.6 million and financing activities provided cash inflows of $14.6 million. For the first six months of 1996 it was $10.6 million and $21.6 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the second quarter of 1997, the Company paid cash dividends on common stock of $532,000. ALLIED Life paid to the Company dividends of $875,000 to fund the Company's dividend requirements and its note payment on the indebtedness to affiliates.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 13, 1998. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At June 30, 1997, the Company had outstanding borrowings of $18.8 million under the line of credit agreements and $3.8 million from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of June 30, 1997, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders was held on May 13, 1997.

             (b) Harold S. Evans and George D. Milligan were elected to serve as directors of the Company for a term of three years which expires in 2000. Current directors whose terms expire in 1998 are James W. Callison and Dennis H. Kelly, Jr. A current director whose term expires in 1999 is John E. Evans.

             (c) With respect to the voting on the election of directors:

                                                  For            Withheld       Broker Non Votes
                   Harold S. Evans             5,984,490           1,164               0
                   George D. Milligan          5,984,490           1,164               0

             (d)   None.

Item 6.      Exhibits and Reports on Form 8-K

          (a)   Exhibit 10.41 - Amendment Dated June 12, 1997 to the ALLIED
                                Life Financial Corporation Short Term
                                Management Incentive Plan

                Exhibit 10.42 - Second Amendment dated May 13, 1997 to Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company,and ALLIED Life Financial Corporation.

                Exhibit 10.43 - Promissory Note dated June 26, 1997 between ALLIED Mutual Insurance Company and ALLIED Life Financial Corporation.

                Exhibit 10.44 - 1997 Incentive Plan ALLIED Life Vice
                                President Marketing

                Exhibit 11    - Statement re Computation of Per Share Earnings.

                Exhibit 27    - Financial Data Schedule


          (b) There were no reports filed on Form 8-K during the second quarter of 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIED Life Financial Corporation
                                  (Registrant)


Date: August 14, 1997              By:    /s/   Wendell P. Crosser

                             Wendell P. Crosser, Vice President and Treasurer

                             Principal Financial Officer
                             and Principal Accounting Officer)