Form 10-Q
period 1997-09-30
ALLIED LIFE FINANCIAL CORP
filed 1997-11-14
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of November 1, 1997:

                        4,395,669 shares of Common Stock.

                        This document contains 16 pages.

                                     PART I

Item 1.  Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                             September 30,       December 31,
                                                                                1997                 1996


Assets

   Investments

     Fixed maturities

       Held to maturity at amortized cost
         (fair value $0 in 1997 and
           $205,347,823 in 1996 - see note 6)                                    $   --------       $199,208,835

       Available for sale, at fair value
         (amortized cost $722,608,206 in 1997
          and $492,686,241 in 1996 - see note 6)                                  746,302,390        500,289,070

     Equity securities at fair value                                               10,284,460          6,406,552

     Mortgage loans on real estate                                                  1,009,684          1,456,688

     Policy loans                                                                  10,970,441         10,306,724

     Other invested assets                                                          3,200,017          3,751,415

     Short-term investments, at cost                                                5,117,108            919,687

         Total investments                                                        776,884,100        722,338,971

   Accrued investment income                                                       11,467,744          9,738,060

   Accounts receivable                                                                900,487            607,737

   Reinsurance ceded receivables                                                    6,346,885          5,786,434

   Current income taxes recoverable                                                   147,968            -------

   Deferred policy acquisition costs                                               88,822,454         92,417,588

   Other assets                                                                     9,442,544          4,710,933


        Total assets                                                             $894,012,182       $835,599,723



      See accompanying Notes to Interim Consolidated Financial Statements.

                 ALLIED Life Financial Corporation Subsidiaries
                           Consolidated Balance Sheets



                                                                                September 30,       December 31,
                                                                                   1997                1996

Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                           $503,092,581       $467,504,991
     Universal life contracts                                                     193,246,785        182,726,695
     Other                                                                          7,628,495          8,846,156
   Future policy benefits                                                          36,503,005         33,473,558
   Policy and contract claims                                                       3,843,756          3,735,623
   Other policyholder funds                                                         2,131,743          1,575,995


                                                                                  746,446,365        697,863,018

Checks drawn in excess of bank balances                                             1,985,748          3,163,318
Current income taxes payable                                                         --------            940,576
Deferred income taxes                                                              10,472,755          8,008,946
Indebtedness to affiliates (note 2)                                                 3,785,006          2,188,068
Note payable (note 3)                                                              15,340,000         20,470,000
Other liabilities                                                                   4,997,519          3,024,175


         Total liabilities                                                        783,027,393        735,658,101

Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440,000 shares, issued and
     outstanding of 2,254,056 in 1997 and 2,143,691 in 1996                        24,456,507         23,259,047

     ESOP Series, authorized  300,000 shares, issued
     and outstanding of 106,332 in 1997 and 93,982 in 1996                          1,555,020          1,327,186
Common stock, no par value, $1 stated value,
    authorized 25,000,000 shares, issued and outstanding of
    4,389,958 in 1997 and 4,497,238 in 1996 (note 5)                                4,389,958          4,497,238
Additional paid-in capital (note 5)                                                44,847,974         46,596,171
Retained earnings                                                                  27,308,547         21,751,088
Unrealized appreciation of investments, net                                         8,426,783          2,510,892


              Total stockholders' equity                                          110,984,789         99,941,622

              Total liabilities and stockholders' equity                         $894,012,182       $835,599,723

      See accompanying Notes to Interim Consolidated Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
                        Consolidated Statements of Income

                                              Three Months Ended                         Nine Months Ended
                                                 September 30,                             September 30,

                                             1997               1996                1997                 1996

Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts             $ 5,514,761         $ 5,205,649        $ 16,327,976         $ 15,459,557
   Surrender charges                          765,062             501,338           1,989,811            1,697,709
   Life insurance premiums                  3,709,807           3,938,434          10,607,584            9,983,794
   Other insurance income                   1,373,468           1,033,109           3,950,104            2,725,356
   Reinsurance premiums ceded              (2,836,687)         (2,059,834)         (7,587,096)          (6,327,458)

     Total insurance revenues               8,526,411           8,618,696          25,288,379           23,538,958
Investment income                          13,223,359          11,826,527          38,758,081           35,513,401
Realized investment gains (losses)            857,447             (48,532)            605,128             (193,006)
Other income                                  478,337             247,403           1,140,351              805,498

                                           23,085,554          20,644,094          65,791,939           59,664,851


Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                    6,821,863           6,204,824          19,679,757           18,061,925
       Universal life contracts             2,568,016           2,357,526           7,512,101            7,081,105
       Other                                  138,058             100,855             353,488              272,624
   Death benefits                           3,404,794           3,543,015           8,289,260            7,906,412
   Other policyholder benefits              1,312,179           2,373,358           3,855,735            5,805,959
   Reinsurance recoveries                  (1,465,466)         (1,618,997)         (1,848,839)          (3,601,772)


        Total policyholder benefits        12,779,444          12,960,581          37,841,502           35,526,253


Amortization of deferred policy
  acquisition costs                         3,146,073           1,921,766           7,858,996            5,764,046
Commissions                                 1,069,295             889,565           2,953,592            2,366,136
Affiliated operating expenses                 171,983             207,875             473,426              817,460
Other insurance operating expenses          1,681,965           1,555,593           5,220,016            4,396,960

                                           18,848,760          17,535,380          54,347,532           48,870,855



Income before income taxes                  4,236,794           3,108,714          11,444,407           10,793,996

Income Taxes
  Current                                   2,291,969             976,385           4,534,348            3,451,253
  Deferred                                   (881,158)             26,894            (721,670)              75,913

                                            1,410,811           1,003,279           3,812,678            3,527,166


Net Income                                $ 2,825,983         $ 2,105,435         $ 7,631,729          $ 7,266,830

Net income applicable to
  common stock                            $ 2,393,128         $ 1,701,857         $ 6,352,881          $ 6,074,716


Earnings Per Common Share                 $      0.55         $      0.37         $      1.43          $      1.32


Weighted average number of
    common shares outstanding               4,380,847           4,559,259           4,442,423            4,609,230


      See accompanying Notes to Interim Consolidated Financial Statements

                 ALLIED Life Financial Corpor ation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                       Nine Months Ended
                                                                                         September 30,

                                                                                    1997                1996

Cash Flow From Operating Activities
   Net income                                                                  $   7,631,728      $    7,266,830
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                       (16,327,976)        (15,459,557)
      Surrender charges                                                           (1,989,811)         (1,697,709)
      Interest credited to policyholder account balances                          27,545,346          25,415,654
      Realized investment (gains) losses                                            (605,128)            193,006
      Change in
       Accrued investment income                                                  (1,729,684)         (1,968,861)
       Reinsurance ceded receivables                                                (560,451)          1,342,573
       Deferred policy acquisition costs                                          (4,735,434)         (7,432,551)
       Liabilities for future policy benefits                                      3,029,447           4,240,501
       Policy and contract claims and other policyholder funds                       663,881             384,716
       Current income taxes                                                       (1,088,544)            568,554
       Deferred income taxes                                                        (721,670)             75,913
       Other, net                                                                 (1,333,098)           (708,100)


         Net cash provided by operating activities                                 9,778,606          12,220,969


Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                  (7,593,891)        (13,500,000)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                              8,022,208          34,425,618
   Purchase of fixed maturities available for sale                              (164,465,487)       (103,686,214)
   Proceeds from sale of fixed maturities available for sale                     109,456,992          31,635,277
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                           24,523,676           8,870,970
   Purchase of equity securities                                                  (3,821,338)         (1,513,190)
   Proceeds from sale of equity securities                                         1,400,752            --------
   Proceeds from repayment of mortgage loans                                         447,345             251,528
   Change in other invested assets                                                  --------          (4,145,017)
   Change in policy loans, net                                                      (663,717)           (752,418)
   Purchase of property, plant, and equipment                                     (2,294,702)           --------


         Net cash used in investing activities                                   (34,988,162)        (48,413,446)


Cash Flows from Financing Activities
Change in checks drawn in excess of bank balances                                 (1,177,571)           (665,215)
Deposits to policyholder account balances                                         88,058,880          79,631,368
Withdrawals from policyholder account balances                                   (51,928,195)        (38,335,589)
Change in note payable, net                                                       (5,130,000)         (3,125,000)
Change in note payable from affiliates                                             2,088,312           1,750,000
Proceeds from issuance of stock, net                                                 850,490             359,445
Repurchase of stock                                                               (2,478,131)         (2,541,250)
Dividends paid to stockholders                                                      (876,808)           (736,341)

              Net cash provided by financing activities                           29,406,977          36,337,418

Net Increase in Cash and Short-term Investments                                    4,197,421             144,941

   Cash and short-term investments at beginning of year                              919,687             721,612

   Cash and short-term investments at end of quarter                          $    5,117,108         $   866,553


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

At September 30, 1997, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 56% of the voting stock of the Company and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 2%. The remainder was owned by public stockholders.

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

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At September 30, 1997, the Company had an investment balance in the intercompany fund of $3,079,693. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

The Company has various notes payable with ALLIED Mutual. At September 30, 1997 the outstanding balance of the notes payable was $3,705,660.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25,000,000. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of September 30, 1997, borrowings on this line of credit agreement were $15,340,000 at an interest rate of 6.49% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $29,945,173.

(4) New Accounting Standard

In February 1997, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share". SFAS 128 supersedes Opinion 15, "Earnings Per Share"

     ALLIED Life Financial Corporation and Subsidiaries
   Notes to Interim Consolidated Financial Statements (continued)

and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS includes the weighted average number of common shares outstanding and excludes all dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management has determined that the implementation will not have a material effect on its earnings per share calculations.

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



                            Life Insurance Operations

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                  1997               1996             1997             1996

                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents

         Universal Life                                                              $4,527,752       $4,263,599
         Term life                                                                    4,464,484        4,090,843
         Whole life                                                                      50,945           49,621

                                                                                      9,043,181        8,404,063

       Other                                                                            380,282          376,255

                                                                                     $9,423,463       $8,780,318


     Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                            $ 131,121        $  86,690         $ 430,467      $   273,758
         Term life                                   303,756          512,036           934,434        1,172,788
         Whole life                                    1,248            1,233             5,727            3,392

                                                     436,125          599,959         1,370,628        1,449,938

       Other                                           1,050           (2,821)            4,299            8,384

                                                   $ 437,175        $ 597,138       $ 1,374,927      $ 1,458,322


     Termination rate
       Universal Life                                    7.5%             5.9%              6.9%             6.5%
       Term life                                        27.5%            18.2%             20.7%            17.6%

   Annuities
     Account balance                                                                $   503,093      $   450,679
     First-year annuity premiums                   $  22,268        $   21,105      $    55,225      $    47,203

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


                      Life Insurance Operations (Continued)

                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,

                                                      1997              1996             1997              1996
                                                                           (Dollars in thousands)
Profitability
Investment income                                    $13,204          $11,818           $38,716          $35,482

Interest credited on
     Annuities                                         6,822            6,205            19,680           18,062
     Universal life                                    2,568            2,358             7,512            7,081
     Other                                               138              100               353              273

         Total interest expense                        9,528            8,663            27,545           25,416

         Investment spread                             3,676            3,155            11,171           10,066

Fee income
     Universal life charges                            6,099            5,603            17,768           16,788
     Annuity surrender charges                           180              104               550              369

         Total fee income                              6,279            5,707            18,318           17,157

Other insurance income                                 2,247            2,911             6,971            6,382

         Adjusted insurance revenues                  12,202           11,773            36,460           33,605

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                           2,708            1,946             7,629            5,840
     Renewal commissions                                 739              742             2,232            1,901
     Other operating expenses                          1,687            1,647             5,256            4,908

         Total acquisition and operating
           expenses                                    5,134            4,335            15,117           12,649
     Death benefits, net                               1,773            2,254             6,068            5,128
     Other policyholder benefits, net                  1,477            2,044             4,229            4,983


         Total other expenses                          8,384            8,633            25,414           22,760

Income before income taxes and realized
   investment gains (losses) from
   insurance operations                              $ 3,818          $ 3,140           $11,046          $10,845

(1) Excludes amortization of deferred policy acquisition costs resulting from net realized investment gains(losses).



RESULTS OF OPERATIONS

Consolidated revenues for the nine months ended September 30, 1997 were $65.8 million, a 10.3% increase over the $59.7 million reported for the first nine months of 1996. Investment income rose 9.1% to $38.8 million from $35.5 million. The company had realized investment gains of $605,000 in 1997 while in 1996 it had realized investment losses of $193,000.

For the third quarter only, consolidated revenues grew 11.8% to $23.1 million in 1997 from $20.6 million in 1996. Investment income for the quarter grew 11.8% to $13.2 million from $11.8 million. For the quarter the Company had realized investment gains of $857,000 while for the third quarter 1996, the Company had realized investment losses of $49,000.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


Operating income increased to $11.1 million from $10.9 million for the nine months ended 1997 and 1996, respectively. Net income increased 5% to $7.6 million ($1.43 per common share) from $7.3 million ($1.32 per common share) for the same time periods. Operating earnings per common share for the first nine months of 1997 were $1.37 compared to $1.34 for the first nine months of 1996. For the third quarter only, operating income increased 21.9% to $3.8 million from $3.1 million. Net income increased to $2.8 million ($0.55 per common share) from $2.1 million ($0.37 per common share) for the same time periods. Operating earnings per common share for the third quarter of 1997 were $0.48 compared to $0.38 for the third quarter of 1996.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 7.3% to $9.4 billion at September 30, 1997 from $8.8 billion at September 30, 1996. Term life insurance sales were down as the market for this product line remains price competitive.

The face amount of new life insurance sold directly by agents through September 30, 1997 decreased 5.5% to $1.37 billion from $1.45 billion through September 30, 1996. The primary factor was a 20.3% decrease in the face amount of new term life insurance sold to $934.4 million from $1.17 billion. For the third quarter only, the face amount of new term life insurance sold decreased 40.7% to $303.8 million from $512 million. ALLIED Life continues to sell mainly ten and twenty-year term policies within this product line.

The face amount of new universal life insurance sold directly by agents increased 57.2% to $430.5 million through September 30, 1997 from $273.8 million through September 30, 1996. For the third quarter only, the face amount of new universal life insurance sold increased 51.3% to $131.1 million from $86.7 million. Universal life policyholder account balances were up 8.3% to $193.2 million from $178.4 million.

First-year annuity premiums increased 17% to $55.2 million through September 30, 1997 from $47.2 million through September 30, 1996. For the third quarter only, first year annuity premiums increased 5.5% to $22.3 million from $21.1 million. The total annuity account balance increased 11.6% to $503.1 million at September 30, 1997 from $450.7 million at September 30, 1996.

The increases in sales of universal life insurance and annuity premiums are the result of the improved agent recruiting efforts of the Company. Year to date they have signed 1,204 net new producer contracts, a 90.2% increase over 1996's year to date total of 633.

Adjusted insurance revenues increased 8.5% to $36.5 million for the first nine months of 1997 from $33.6 million for the first nine months of 1996. The growth in life insurance in force and policyholder account balances permitted invested assets, on a cost basis, to increase 9.5% to $750.1 million at September 30, 1997 from $685.1 million at September 30, 1996, allowing investment income to increase by 9.1%. ALLIED Life's return on invested assets through September 30, 1997 decreased to 7.25% from 7.31% through September 30, 1996. Investment spread for the first nine months of 1997 and 1996 grew to $11.2 million from $10.1 million. For the third quarter only, the investment spread grew to $3.7 million from $3.2 million. Annual average interest-

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

credited rates on universal life contracts decreased to 5.32% from 5.44% and on annuities decreased to 5.44% from 5.61%. The ratio of investment spread to investment income increased to 28.9% from 28.4% despite the volatile interest rate environment.

Amortization of deferred policy acquisition costs for the first nine months of 1997 and 1996 increased 30.6% to $7.6 million from $5.8 million. For the third quarter only, amortization of deferred policy acquisition costs increased 39.1% to $2.7 million from $1.9 million. Other operating expenses increased 7.1% to $5.3 million from $4.9 million. For the third quarter only, other operating expenses increased 2.4% to $1.7 million from $1.6 million.

Death benefits net of reinsurance for the first nine months of 1997 and 1996 increased 18.3% to $6.1 million ($0.72 per common share) from $5.1 million ($0.61 per common share). For the third quarter only, death benefits net of reinsurance decreased 21.3% to $1.8 million ($0.22 per common share) from $2.3 million ($0.29 per common share). Other policyholder benefits net of reinsurance decreased 15.1% to $4.2 million from $5 million. For the third quarter only, they decreased 27.7% to $1.5 million from $2 million.

ALLIED Life's operating income through September 30, 1997 and 1996 increased 1.9% to $11 million from $10.8 million. For the third quarter only, operating income increased 21.6% to $3.8 million from $3.1 million. For the year the Company has experienced higher death benefits and amortization of deferred policy acquisition costs. For the quarter, these were offset by higher investment spread and fee income revenues and lower increases in other policyholder benefits. Even though death benefits were higher for the year, they were down substantially for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the third quarter 1997. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

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

For the first nine months of 1997 the Company operations provided cash inflows of $9.8 million and financing activities provided cash inflows of $29.4 million. For the first nine months of 1996 it was $12.2 million and $36.3 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the third quarter of 1997, the Company paid cash dividends on common stock of $795,000. ALLIED Life paid to the Company dividends of $1.3 million to fund the Company's dividend requirements and its note payment on the indebtedness to affiliates.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 13, 1998. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At September 30, 1997, the Company had outstanding borrowings of $15.3 million under the line of credit agreements and $3.7 million from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of September 30, 1997, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II


Item 6.      Exhibits and Reports on Form 8-K

(a) 10.43 Promissory Note dated October 28, 1997 between ALLIED Mutual Insurance Company and ALLIED Life Financial Corporation.

   Exhibit 11  -  Statement re Computation of Per Share Earnings.

   Exhibit 27  - Financial Data Schedule


(b) There were no reports filed on Form 8-K during the third quarter of 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALLIED Life Financial Corporation
                                                             (Registrant)


Date: November 13, 1997       By:  /s/   Wendell P. Crosser
                              Wendell P. Crosser, Vice President and Treasurer
                              (Principal Financial Officer and Principal
                              Accounting Officer)