Form 10-K
period 1997-12-31
ALLIED LIFE FINANCIAL CORP
filed 1998-03-25
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the FISCAL YEAR ENDED December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1998 the number of Registrant's Common Stock, no par value, outstanding was 4,411,310. The aggregate market value of the Common Stock of the Registrant (based on the average bid and asked prices at closing) held by nonaffiliates at March 5, 1998 was $63,044,756.

                      Documents Incorporated By Reference

TheRegistrant's definitive proxy statement (1998 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, is incorporated by reference under Part III.

                  The index to the exhibits is located on page 77.

                      This document contains 97 pages.

                                TABLE OF CONTENTS

Part I

Item 1.    Business...........................................................1
Item 2.    Properties........................................................17
Item 3.    Legal Proceedings.................................................18
Item 4.    Submission of Matters to a Vote of Security Holders...............18


Part II

Item 5.    Market for Registrant's Common Equity and
               Related Stockholders Matters..................................19
Item 6.    Selected Financial Data.................... ......................20
Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................21
Item 8.    Financial Statements and Supplementary Data.......................33
Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................61


Part III

Item 10.   Directors and Executive Officers of the Registrant................61
Item 11.   Executive Compensation............................................61
Item 12.   Security Ownership of Certain Beneficial Owners and Management....61
Item 13.   Certain Relationships and Related Transactions....................61


Part IV

Item 14.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.......................................62
Index to Financial Statement Schedules.......................................62
Signatures ..................................................................76
Index to Exhibits............................................................77

                                     PART I

Item 1.  Business

     ALLIED Life Financial Corporation (the Company) is a holding company that through its principal subsidiary ALLIED Life Insurance Company (ALLIED Life) underwrites, markets, and distributes a select portfolio of life insurance and annuity products to individuals who live primarily in rural and suburban areas of the United States. The Company was organized in 1993 by ALLIED Mutual
Insurance Company (ALLIED Mutual). ALLIED Mutual has been engaged in the property-casualty business since 1929. The financial information included herein consists of the accounts of the Company and its wholly-owned subsidiaries:
ALLIED Life, ALLIED Life Brokerage Agency (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB).

     At December 31, 1997, ALLIED Mutual owned 56% of the outstanding voting stock of the Company and the ALLIED Life Employee Stock Ownership Trust owned 2%. The remainder was owned by public stockholders.

     The Company's long-term growth strategy is to: (1) provide its independent agents with well-designed products that are easy to understand, meet the needs of their customers and reward persistency over time, and (2) strengthen its distribution systems, which include marketing life insurance and annuity products through the independent property-casualty agencies (the ALLIED Agencies) representing ALLIED Mutual and the property-casualty insurance subsidiaries of ALLIED Group, Inc., and through the traditional distribution system, which includes independent marketing organizations, financial institutions, and independent life agencies. ALLIED Group, Inc.
is an 18.2% owned subsidiary of ALLIED Mutual.

     There are approximately 2,300 independent ALLIED Agencies which provide the Company with access to numerous agency customers in addition to over 600,000 households having one or more ALLIED Property-casualty policies. Management believes that demand by these agencies for the Company's life insurance and annuity products is a result of several factors: (1) the Company's well-designed life products, coupled with a demonstrated commitment to service and support from a known insurance company, provide each agency with a competitive advantage in its local market; (2) sales of life insurance products enhance the agencies' relationships with their policyholders creating the potential for increased persistency of both life and property-casualty insurance policies; (3) life insurance sales, particularly given their high first-year commissions relative to property-casualty business, can provide substantial additional income to an agency; and (4) an annual ALLIED property-casualty/life sales incentive trip is available to qualifying agencies that achieve minimum property-casualty production targets as well as specified minimum life insurance and annuity production targets.

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

See "Forward-looking Information" on page 21 for an outline of factors that may affect actual results.

Marketing and Distribution

General

   ALLIED Life's products are sold through two distribution systems: the independent ALLIED Agencies and a traditional life insurance distribution system which includes financial institutions and a number of independent life insurance marketing organizations. In 1997, the Company sold 68% of its new life insurance face amount and 41% of its collected annuity premium through the ALLIED Agencies and the remainder of its products were sold through traditional distribution channels. Each distribution system is headed by a marketing vice president.

     Property-Casualty Distribution System

     The property-casualty distribution system encompasses approximately 2,300 independent ALLIED Agencies. The Company's relationship with the ALLIED Agencies is supported through a joint marketing arrangement between ALLIED Life and the ALLIED property-casualty affiliates (p-c affiliates) which provides for: (1) the promotion of ALLIED Life products through the p-c affiliates, in return for financial incentives related to successful new sales efforts; (2) shared data processing and client database resources; and (3) combined billing for all insurance products involving personal lines coverages, including life insurance, annuities, auto, homeowners, excess liability, and other types of insurance.

     The distribution system is led by a marketing vice president, who works with the following personnel.

     Regional Directors/Life Marketing Directors. The 12 ALLIED Life Regional Directors and 7 Life Marketing Directors are the Company's primary field marketing representatives to the ALLIED Agencies and are primarily responsible for the annual growth in life insurance and annuity sales in their respective geographic territories.

     Regional Directors, who are independent contractors and are not employees of the Company, implement the Company's sales strategies in the ALLIED Agencies, including packaging life insurance effectively with other personal lines coverages, promoting combined billing convenience, and expanding annuity sales and business life insurance planning for small commercial property-casualty accounts. Most of the Regional Directors are responsible for approximately 150 ALLIED Agencies. Regional Directors also recruit and train life insurance specialists (see Independent Property-Casualty Agencies on page 3) for certain ALLIED Agencies, as appropriate. Although substantially all of their life and annuity production is derived from sales by the ALLIED Agencies, Regional Directors also generate life and annuity production from non-property-casualty agencies.

     Regional Directors are compensated solely on an override and incentive basis. Regional Directors' incentive compensation is based upon the achievement of an annual production goal and the persistency of the book of business. Regional Directors who achieve certain levels of production may qualify for the annual ALLIED property-casualty/life incentive trip. (See ALLIED Property-Casualty/Life Incentive Trip on page 3).

     Life Marketing Directors have responsibilities similar to those of the Regional Directors. The Life Marketing Directors are employees of the Company and are compensated on a salary and production incentive basis.

     Property-Casualty Marketing Representatives. ALLIED property-casualty marketing representatives are employees of ALLIED Group, Inc. Their primary responsibility is to promote the sale of property-casualty products by the independent ALLIED Agencies. The field marketing representatives, however, are also responsible for promoting the relationship between the ALLIED Agencies and ALLIED Life in order to enhance the sale of life insurance products. The compensation of the marketing representatives includes bonuses based on the sale of ALLIED Life products by the ALLIED Agencies. In addition, their eligibility for the annual incentive trip could depend on the level of life insurance sales achieved by the ALLIED Agencies under their supervision.

     Independent Property-Casualty Agencies. The ALLIED Agencies either sell life insurance and annuity products themselves, with the support of their Regional Director/Life Marketing Director and the systems capabilities of ALLIED Life, or they work in conjunction with life insurance specialists. Life insurance specialists are independent life insurance agents either employed by an ALLIED Agency or working with an ALLIED Agency on a joint basis. Their primary activity is to market life insurance and annuities to existing ALLIED Agency clients. Life insurance specialists may be recruited and introduced to an ALLIED Agency by its Regional Director/Life Marketing Director when the agency becomes large enough to justify a full-time life insurance agent or when an agency would prefer one specialist to handle all of its life insurance sales. The compensation of the life specialist is usually directly related to life and annuity production, in the form of split commissions, draws against agency commissions or salary and incentives from the agency. Life insurance specialists may sell the products of other life insurance companies.

     ALLIED Property-Casualty/Life Incentive Trip. The ALLIED p-c affiliates and ALLIED Life annually sponsor a joint incentive trip for both life and property-casualty agents who have met incentive sales objectives. The incentive trip is an important motivating factor in encouraging the ALLIED Agencies to sell ALLIED Life's products. ALLIED Agencies qualify for the trip based upon achieving their property-casualty objectives as well as certain life and annuity new business objectives. Failure to achieve the life qualification may preclude an agency from participation, even if it meets its property-casualty production goals. Those agencies with insufficient property-casualty growth and agencies selling through the traditional distribution system may still qualify for the incentive trip by producing a substantial volume of new life and annuity premium.

Traditional Life Insurance and Annuity Distribution System

     The Company has traditional agency relationships with a number of independent life agencies, independent marketing organizations and financial institutions. These agency relationships represent an important source of business for the Company and in 1997 produced approximately 32% of the total face amount of life insurance sold and 59% of the total annuity premium collected. A marketing vice president supervises the operation and performance of the Company's traditional distribution system and is responsible for its life insurance and annuity production.

     The Company has agency relationships with independent marketing organizations, most of which have more licensed agents covering a larger geographic area than a traditional independent life insurance agency. These organizations have their own insurance marketing systems and sell the Company's life insurance and annuity products. Contracted agents associated with marketing organizations generated over 48% of the Company's total annuity premium and over 17% of the total life insurance face amount sold in 1997. The Company hopes to form alliances with more marketing organizations. These alliances give the Company access to the organizations' licensed agents in a manner that is more efficient than if the Company tried to recruit these agents one at a time. Admission into 5 states during the year helped align the Company's territories more closely to these marketing organizations. This brings to 41 the number of states where the Company is admitted and pursuing business. In 1998, the Company will apply for admission in 4 more states. Additionally, the Company has agency relationships with traditional independent life agents which generally cover a smaller geographic area than the independent marketing organizations.

     The Company markets its annuity products through financial institutions (commercial and savings banks), and to a lesser degree, through annuity marketing agencies. Institutional annuity marketing is developed through agency relationships with third-party marketing agencies specializing in financial institutions as well as directly through several midwestern-based financial institutions. Annuity marketing agencies represent a small but growing volume of annuity business. The Company is developing sales of its universal life and term life insurance products through both types of annuity marketing systems.

Production by distribution system

     The following tables show production information by distribution system for ALLIED Life for the years indicated.


                                                   1997                     1996                   1995
                                                                   (dollars in thousands)
Life insurance face amount in force
   Directly produced by agents
     Property-casualty agencies
       Universal Life                          $    2,867,625          $   2,809,270           $   2,627,447
       Term life                                    3,530,113              3,200,793               2,506,890
       Whole Life                                      35,501                 34,521                  34,402


                                                    6,433,239              6,044,584               5,168,739

     Traditional agencies
       Universal life                               1,708,199              1,531,331               1,588,116
       Term life                                    1,081,686                997,711                 908,647
       Whole life                                      15,617                 14,558                  15,778

                                                    2,805,502              2,543,600               2,512,541

                                                    9,238,741              8,588,184               7,681,280
   Other                                              390,899                371,130                 433,236

           Total                               $    9,629,640          $   8,959,314           $   8,114,516


Life insurance face amount sold
   Directly produced by agents
     Property-casualty agencies
       Universal life                          $      311,600          $     282,388           $     384,763
       Term life                                      946,842              1,127,060                 889,624
       Whole life                                       4,888                  3,115                   2,775

                                                    1,263,330              1,412,563               1,277,162

     Traditional agencies
       Universal life                                 263,320                128,247                 224,937
       Term life                                      338,528                348,917                 333,920
       Whole life                                       2,310                  1,124                   1,736

                                                      604,158                478,288                 560,593

   Other                                            1,867,488              1,890,851               1,837,755
       Total                                            8,266                  9,431                  21,549

                                               $    1,875,754          $   1,900,282           $   1,859,304

Annuity Premiums
   Deferred annuities
     Property-casualty agencies                $       30,212          $      30,816           $      30,321
     Traditional agencies                              42,872                 40,188                  45,956

                                                       73,084                 71,004                  76,277

   Immediate annuities                                  1,782                  1,227                   2,362

       Total                                   $       74,866          $      72,231           $      78,639



     The total face amount of life insurance in force grew at an average annual rate of 9.3% beginning at year end 1995 through year end 1997 and is up 7.5% at December 31, 1997 as compared to the prior year end. Annuity account balance grew at an average annual rate of 12.5% beginning at year end 1995 through year end 1997 and is up 10.1% at December 31, 1997 compared to the prior year end.

     The face amount of new term life insurance sold totaled $1.3 billion accounting for 69% of 1997 new insurance production. Term life insurance provides protection during a specified number of years that expires without policy cash value if an insured survives the stated period. The face amount of new term life insurance sold decreased 12.9% in 1997. The Company continues to sell mainly 10- and 20-year guaranteed rate term life insurance policies within this product line. For further information on this product line see Term Life Insurance on page 9.

     The face amount of new universal life insurance sold totaled $574.9 million representing 31% of 1997 new insurance production. Universal life insurance is flexible premium life insurance that allows policyholders to change the death benefit from time to time (with satisfactory evidence of insurability for increases) and vary the amount or timing of premium payments. Premiums minus policyholder assessments are credited to cash value or accumulative accounts to which interest is credited at rates that may change from time to time. The face amount of universal life insurance sold increased 40% in 1997. For further information on this product line see Universal Life Insurance on page 8.

     During 1997, first-year deferred annuity premiums increased 5.1% to $71.5 million. The Company offers two types of deferred annuities, fixed interest and equity indexed. Fixed interest annuities are tax-deferred cash accumulation contracts that pay a fixed interest rate established by the Company. Equity indexed annuities credit interest, which is also tax deferred, to the policyholders' account based on a percentage of the gain of the S&P 500 Index(R). The Company issues single and flexible premium annuities. Flexible premium annuities permit additional deposits by policyholders after initial premiums are paid. Sales of fixed interest annuities were slowed in the fourth quarter by a flat interest yield curve, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. Sales of equity indexed annuities reached expected levels during the latter part of the year fueled by more product offerings and expectations of gains in the equity markets. For further information on this product line, see Annuities on page 10.

     Market Area

     The following table shows direct life insurance premiums and annuity considerations for ALLIED Life by state for the years indicated.

                                                  1997                                    1996          1995

                         Life
                       Insurance       Annuity                        Percentage       Percentage    Percentage
                       Premiums    Considerations      Total (1)       of Total         of Total      of Total


                                                           (Dollars in thousands)
Iowa                  $   9,727       $  14,025      $   24,517          19.5  %          21.5%           26.1%
California               11,534           5,408          17,040          13.5             10.8            10.0
Illinois                  1,265          13,496          15,466          12.3             10.6             5.5
Wisconsin                 2,162          12,126          14,334          11.4             11.3             7.0
Utah                      1,469           8,591          10,062           8.0              8.3             5.8
Kansas                    3,967           3,119           7,437           5.9              5.0             5.6
Nebraska                  4,474           1,975           6,911           5.5              6.2             6.2
Missouri                  2,107           1,918           4,214           3.3              3.4             6.6
Colorado                  1,232           2,395           3,668           2.9              1.9             1.7
Minnesota                 2,335             729           3,112           2.5              2.6             4.8
Idaho                     1,264           1,622           2,927           2.3              4.5             1.3

Other (2)                 6,037           9,462          16,285          12.9             13.9            19.4


                      $  47,573       $  74,866      $  125,973         100.0%           100.0%          100.0%

(1) Total includes accident and health and other miscellaneous premiums not separately shown in the table.
(2) Includes all other jurisdictions, none of which accounted for more than 2% in 1997.

     For more information regarding the states where ALLIED Life is admitted for insurance business by distribution system, see the 1997 Annual Report, pages 6 and 8.


Subsidiaries

     ALBA is a general agency which uses the ALLIED Life agency force to sell complementary insurance products not developed nor written by ALLIED Life, such as health insurance, major medical, and disability insurance. ALBA's revenues amounted to $1,000,000 in 1997, $681,000 in 1996, and $496,000 in 1995. AGMB is
a registered broker-dealer which facilitates securities transactions for the insurance agents of the Company and its affiliates who are licensed to sell securities. AGMB's revenues for 1997, 1996, and 1995 were $579,000, $389,000, and $203,000.

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

     The following table reflects the account value, average face amount and average insured age at date of issue for the Company's universal life products (excludes riders):

                                                                   Average      Average      Number       Average
                                                                   Account       Face          of          Issue
                                                                    Value       Amount      Policies        Age


Policies sold in 1997:
   Policies with a minimum face amount in excess of
     $150,000                                                    $    6,758   $  376,442         499        43
    All other policies                                                1,559       69,564       3,290        39

Total policies in force as of December 31, 1997:
   Policies with a minimum face amount in excess of
     $150,000                                                    $    11,799  $  328,320       5,247        40
   All other policies                                                  3,923      59,107      33,905        36

     When the Company issues a universal life policy it receives an initial premium based on the face amount of insurance purchased and the premium is reflected as a deposit to the policyholder's account. Additional premiums may be deposited by the policyholder up to a specified maximum. The Company deducts an expense allowance from each premium within a contractually specified range and credits the remainder to the policyholder's account. Thereafter, the account balance is charged monthly for the cost of insurance, which reflects mortality and benefit charges and an administrative fee, and is credited interest monthly at current crediting rates. Certain of the Company's universal life policies are designed to encourage policyowner persistency and larger account balances by providing higher crediting rates for larger account balances as well as those maintained for longer periods.
   Policy liabilities for universal life contracts are comprised of policyholder account balances. The following table shows changes in account balances for each year in the five-year period ended December 31, 1997:

                                                                       Benefit
            Account                                                   Payments     Account    Deferred     Average
           Balance,                                                     Plus      Balance,     Policy     Interest
         Beginning of   Premiums   Interest    Cost of     Expense    Surrender    End of    Acquisition  Credited
  Year       Year       Received   Credited   Insurance  Allowances    Charges      Year        Costs       Rate

                                             (dollars in thousands)

1993       125,650       32,468      9,293     (11,498)   (3,931)     (10,541)     141,441     40,890      7.0%
1994       141,441       29,640      9,229     (13,810)   (3,591)      (7,064)     155,845     46,653      6.2
1995       155,845       30,382      9,530     (15,563)   (4,448)      (7,092)     168,654     51,774      5.9
1996       168,654       32,644      9,490     (16,178)   (4,549)      (7,334)     182,727     56,333      5.4
1997       182,727       34,271      10,127    (17,322)   (4,604)      (8,490)     196,709     60,427      5.3


     The Company's universal life products are designed to provide long-term returns to its policyowners. Most of the Company's products currently being sold are structured so that the Company's policy acquisition costs will be recovered upon the receipt of 5 to 10 years of annual premiums, depending on the product. The Company imposes surrender charges in order to recover its upfront acquisition costs upon an early lapse or surrender by the policyowner. Additionally, variable periodic mortality and benefit charges, percent-of-premium loads, and monthly policy fees cover the costs of insurance and other benefits, policy administration and taxes, and provide the Company with a profit margin. The products are structured so policyowners are rewarded for higher cash values and life insurance face amounts.

     Term Life Insurance

     A significant amount of the Company's current term life insurance sales are 10- and 20-year guaranteed rate policies. Under these policies, the customer purchases basic term insurance protection without the tax-deferred accumulation feature available under the Company's universal life insurance policies. Term life insurance provides only a death benefit for a specified period of time to the policyowner for a lower premium than would be required for a comparable face amount of universal life insurance. Cash value does not accumulate, rather, the premium charged is a function of mortality risk and policy expenses.

     The following table reflects the average face amount and average insured age at date of issue for the Company's term life products (excludes riders):

                                                                           Number          Average      Average
                                                                             of             Face         Issue
                                                                          Policies         Amount         Age

Policies sold in 1997:
   Policies with a minimum face amount in excess of $150,000                 2,188      $   377,782        41
   All other policies                                                        4,026           91,648        40

Total policies in force as of December 31, 1997:
   Policies with a minimum face amount in excess of $150,000                 7,988      $   368,168        40
   All other policies                                                       16,823           89,925        39


     The Company encourages the conversion of term life insurance to universal life insurance, and as an incentive it credits an amount equal to 50% of the current term life premium as an additional deposit into the universal life insurance account of a policyholder upon conversion. The credit is substantially offset by a reduction in the commission payable to the agent. The agent has incentive to encourage term conversion because the reduced commission payable upon conversion still exceeds the commission payable on the renewal of a term life insurance policy. This incentive to convert is promoted directly to the term policyowner at each of the first five policy renewals. Term conversions represented 5.4% of 1997 universal life face amount sold. Universal life insurance face amount sold resulting from conversions from ALLIED Life term products were $30.9 million in 1997, $35 million in 1996, and $30.5 million in 1995.

     Group Life and Other In Force Life Policies

     As of December 31, 1997, the Company had $297.9 million face amount of group term life insurance in force, on 2 employee groups, one of which is the ALLIED Group, Inc. employee group.

     As of December 31, 1997, the Company had $51.1 million face amount of other life insurance products in force consisting of smaller, non-participating whole life policies. These are guaranteed premium and cash value contracts.

     Annuities

     The Company offers a variety of deferred annuity products, including single premium and flexible premium designs, to customers who wish to accumulate savings on a tax-deferred basis. Annuities currently enjoy an advantage over certain other savings vehicles because the annuity buyer receives a tax-deferred accrual of interest on his or her investment during the accumulation period. Annuities generally are marketed to individuals in anticipation of retirement.

     The following table reflects the average account value and average age of annuitant at date of issue for the Company's deferred annuity products :

                                                                             Number        Average     Average
                                                                               of          Account      Issue
                                                                            Policies        Value        Age

Annuities sold in 1997:                                                        3,384     $  23,722          66
Total policies in force as of December 31, 1997:                              24,027        21,330          65


     Policy liabilities for annuity contracts without mortality risk are comprised of policyholder account balances. The following table shows changes in account balances for each year in the five-year period ended December 31, 1997:

                                                             Benefit
            Account                                         Payments           Account      Deferred       Average
           Balance,                                           Plus            Balance,       Policy       Interest
         Beginning of   Considerations     Interest         Surrender          End of      Acquisition    Credited
  Year       Year          Received        Credited          Charges            Year          Costs         Rate


                                                 (dollars in thousands)

1993       221,568           56,427         16,682          (23,292)          271,385        15,114         6.7%
1994       271,385           86,899         17,723          (32,617)          343,390        21,393         5.8
1995       343,390           77,199         22,613          (30,986)          412,216        25,613         5.9
1996       412,216           71,770         24,566          (41,047)          467,505        25,623         5.6
1997       467,505           74,328         25,692          (52,617)          514,908        27,669         5.3

          The Company's deferred annuities are sold as an alternative to bank certificates of deposit and other taxable savings vehicles. Annuity premiums are generally invested in intermediate term investment grade securities, the investment terms typically matching the underlying product surrender charge periods of three to nine years.

     For most fixed interest plans, the initial interest rate is guaranteed for one to three years with renewal crediting rates based on portfolio earnings and market conditions. Several of the Company's annuity plans provide 1% to 2% first-year interest bonuses and additional annual interest bonuses for long-term persistency. The present value of the interest rate bonuses are generally deducted from agents compensation, allowing the Company to maintain its targeted profit margin. Liquidity benefits are provided in the form of no-penalty partial withdrawal allowances, interest income payments, a nursing home waiver, a terminal illness waiver, and bonus annuitization options.

     The Company's equity indexed annuity products guarantee the return of principal to the customer if held for the whole term and credit interest based on a percentage of the gain of the S&P 500 Index(R). A portion of the premium from each customer is invested in fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used by the Company to purchase S&P 500 call options to hedge the interest credited to the customer if there are increases in the S&P 500
Index(R). See Note 3 of Notes to Consolidated Financial Statements for additional information regarding call options.

     Surrender charges, which the Company imposes in the early years of a policy, reduce the amount payable to a policyholder upon surrender of a policy and generally permits the Company to recover its acquisition costs. These charges also generally reduce the statutory reserve applicable to the policy.

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

     The Company is headquartered in Des Moines, Iowa, and physically located in the ALLIED property-casualty companies' home office. This close proximity facilitates marketing plan implementation between ALLIED Life and the ALLIED property-casualty affiliates. It also allows the Company to lease automation systems and support from ALLIED Group, Inc. on a more cost effective basis. See "Certain Transactions and Relationships" in the 1998 Proxy Statement for additional information.

Life Insurance Underwriting

        The Company had adopted and follows detailed, uniform underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. Underwriting administration is automated and management emphasizes the achievement of quality and time service objectives. The Company's underwriters review each applicant's written application, which is prepared under the supervision of the Company's agents or representative, and any required medical records. On larger cases the Company employs blood and urine testing to provide additional information on nicotine and drug usage. Based on the results of these tests, the Company adjusts the mortality charge or declines coverage completely. Any nicotine use by a life applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentations on a policy application can result in the cancellation by the Company of the policy generally within the first 2 years upon the return of any premiums paid.

     The increasing incidence of Acquired Immune Deficiency Syndrome (AIDS) has not thus far adversely affected the Company's mortality experience. The Company considers AIDS information and testing results in its underwriting and pricing decisions. The Company's blood test includes a screening for human immunodeficiency virus (HIV).

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

     Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, which are currently $150,000 or less per life ($250,000 or less per life for ages 59 and under). Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company, as the ceding insurer, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by the Company has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. At December 31, 1997, the Company had ceded to reinsurers $2.4 billion of insurance in force, substantially all of which was reinsured with insurance companies rated A (excellent) or better by A.M. Best. There is currently no reinsurance with affiliated insurance companies and all reinsurance entered into is in the ordinary course of business. The Company continually monitors the financial strength of its reinsurers and the availability of replacement coverages in the reinsurance market. If for any reason such reinsurance coverages would need to be replaced, the Company believes that replacement coverages from financially responsible reinsurers would be available.

Policy Liabilities

     The policy liabilities reflected in the consolidated financial statements are calculated in accordance with generally accepted accounting principles
(GAAP). Liabilities for universal life and annuity policies consist of the premiums and considerations received plus accumulated credited interest, less accumulated policyholder assessments and benefits. For traditional products, liabilities for future policy benefits have been provided based on the net level premium method. These liabilities are based upon actuarial tables adjusted for ALLIED Life's actual mortality and persistency experience and investment income. GAAP policy liabilities differ from those established for statutory reporting purposes due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP policy liability calculation. Actual mortality experience in a particular period may be greater than expected mortality experience and, consequently, may materially affect the Company's operating results for such period. See Note 1 of the 1997 Notes to Consolidated Financial Statements for additional information regarding policy liability assumptions under GAAP.

Interest Crediting Policy

     On a monthly basis, or more frequently if required, the Company reviews and establishes current period interest rates based upon existing and anticipated investment opportunities. This applies to both new sales as well as in force universal life insurance and annuity products after any initial guaranteed period. The Company attempts to match the duration of the asset-liability characteristics of the various universal life insurance and annuity products with the underlying investment opportunities available. Interest rates are then established based on each product's required interest spread and market conditions at the time. Interest rates are reviewed and, if appropriate, adjusted for money received in the Company's home office on or after the effective date of the interest rate change.


Investments

     The investment policy for ALLIED Life requires at least 95% of the portfolio consist of investment grade securities. At December 31, 1997, 84% of the Company's fixed maturity investments were rated "A" or higher, and less than 1% were rated less than investment grade.

     Effective May 13, 1997, the Company transferred its remaining securities classified as held to maturity ($196 million) to available for sale and recorded an increase to stockholders' equity of $1.2 million in accordance with Statement of Financial Accounting Standards (SFAS) 115. The Company now carries all of its securities at fair value and has more flexibility in managing its investment portfolio. The Company has no intent to classify future purchases of securities as held to maturity.

The table below shows the composition of the Company's investments:

                                                                   Estimated                    1997       1996
                                                                     Fair        Carrying      Percent    Percent
                Investment Category                                  Value         Value      Of Total   Of Total


                                                                               (dollars in thousands)

Fixed maturities:
   U.S. Treasury obligations (1)                                 $   26,462     $  26,462       3.4         4.8%
   Foreign governments                                                5,408         5,408       0.7         1.5
   Public utilities                                                 106,924       106,924      13.6        12.5
   Asset-backed securities (other than first lien mortgages)         49,990        49,990       6.3         3.1
   Mortgage-backed securities:
     Pools                                                          112,135       112,135      14.2        16.8
     Collateralized mortgage obligations                             55,426        55,426       7.0        12.8

       Total mortgage-backed securities                             167,561       167,561      21.2        29.6


   Corporate debt securities:
     Investment grade (BBB - or greater) (2)                        409,433       409,433      52.0        45.3
     Non-investment grade (BB + or below) (2)                           250           250     -----       -----


       Total corporate debt securities                              409,683       409,683      52.0        45.3


       Total fixed maturities                                       766,028       766,028      97.2        96.8


Equity securities                                                     3,201         3,201       0.4         0.9
Mortgage loans on real estate (3)                                       984           984       0.1         0.2
Policy loans                                                         11,164        11,164       1.4         1.4
Other invested assets (4)                                             3,014         3,014       0.4         0.5
Short-term investments                                                3,594         3,594       0.5         0.2


       Total investments                                         $  787,985     $ 787,985     100.0%      100.0%


(1) All such securities are backed by the full faith and credit of the United States government.
(2) Ratings are assigned primarily by Standard & Poor's or a recognized equivalent.
(3) Consists of single family residential mortgages and farm mortgages.
(4) Consists of instruments purchased for hedging purposes.

     The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1997:

                                                                   Estimated                    1997       1996
                                                                     Fair        Carrying      Percent    Percent
                    Rating (1)                                       Value         Value      Of Total   Of Total


                                                                                 (dollars in thousands)

AAA ..........................................                   $238,937      $238,937         31.2%        38.3%
AA ...........................................                    103,664       103,664         13.5         11.7
A ............................................                    302,368       302,368         39.5         39.0
BBB ..........................................                    119,546       119,546         15.6         10.7



       Total investment grade fixed maturities                    764,515       764,515         99.8         99.7

Non investment grade                                                1,513         1,513          0.2          0.3


       Total fixed maturities ................                   $766,028      $766,028        100.0%       100.0%


(1) Ratings are assigned primarily by Standard & Poor's or a recognized equivalent.


     The following table sets forth expected maturities in the Company's fixed maturity portfolio at December 31, 1997. Expected maturities at December 31, 1997 are shorter than contractual maturities because of mortgage backed and call-option securities in the portfolio. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities are based on the same prepayment assumptions used in amortizing premiums and discounts on these securities. For additional information on contractual maturities, see Note 2 of the 1997 Notes to Consolidated Financial Statements.

                                                                                             1997         1996
                                                                              Amortized     Percent      Percent
                                                                                Cost       Of Total     Of Total

                                                                                             (dollars in thousands)

         One year or less                                                   $    36,460       5.0%          5.6%
         Over 1 year through 5 years                                            192,151      26.2          24.8
         Over 5 years through 10 years                                          334,636      45.6          49.7
         Over 10 years through 20 years                                         111,493      15.2          14.9
         Over 20 years                                                           59,023       8.0           5.0

         Total                                                              $   733,763     100.0%        100.0%

     Investment results of the Company for each year in the three years ended December 31, 1997 are shown on the following table.


                                                                    1997               1996              1995

                                                                            (dollars in thousands)
         Average invested assets, net (1)                       $   719,053        $   653,908       $   584,223
         Investment income (2)                                       52,197             48,182            45,411
         Average annual yield on total investments                      7.3%               7.4%              7.8%
         Realized investment gains (losses)                     $     2,354        $       122       $      (722)

(1) Total invested assets, at cost, less balance outstanding on Federal Home Loan Bank note payable (see (2) below), on an average quarterly basis.
(2) Investment income is net of interest and investment expenses and does not include realized investment gains or losses or provision for income taxes.

     Mortgage-backed securities (including collateralized mortgage obligations [CMOs]) comprise 21.9% of the Company's total fixed maturity portfolio at December 31, 1997. The mortgage-backed securities are backed primarily by first lien single family residential mortgages. The majority of the mortgage-backed securities are investment grade.

     The Company's investments in CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of bonds. As of December 31, 1997, ALLIED Life held CMO investments with a fair value of $55.4 million. As of December 31, 1997, 88.3% (86.8% in 1996) of the Company's CMO investments were in planned amortization classes (PACs) and sequential pay bonds. The Company invests primarily in PACs to provide call protection and more stable average lives. This provides more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. All of the Company's CMO investments are rated "AAA", have an active secondary market, and accordingly are not expected to affect the Company's liquidity differently than other fixed maturity investments.

     The following table shows the December 31, 1997 estimated fair value and carrying value of the CMO portfolio by type:

                                                                   Estimated                    1997       1996
                                                                     Fair        Carrying      Percent    Percent
Type of CMO                                                          Value         Value      Of Total   Of Total


                                                                                 (dollars in thousands)
Planned amortization class                                       $   37,147     $  37,147      67.0%         60.2%
Sequential pay                                                       11,810        11,810      21.3          26.6
Other                                                                 6,469         6,469      11.7          13.2


       Total investments in CMOs                                 $   55,426     $  55,426     100.0%        100.0%


Hedging Activities

     In 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including cash settle put swaptions (swaptions) and interest rate floors (floors) were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities that may result from extreme increases in interest rates. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1997).

     Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. They entitle the Company to receive payments from the instrument's counter parties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1997).

     The costs of the interest rate hedging programs have not had a material impact on the interest rate margin. For both swaptions and floors, the Company pays only the original premium and is not at risk of further payments regardless of market conditions.

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

     For further information on swaptions and floors see Note 3 of Notes to Consolidated Financial Statements.

Competition

     The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of whom have financial resources substantially greater than those of the Company, as well as from other investment alternatives available to its customers. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors. Management believes that the Company's ability to compete with other insurance companies is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, its ability to develop competitive and profitable products, and its maintenance of high ratings from A.M. Best (currently "A" [excellent]) and Duff and Phelps Credit Rating Company (upgraded to "A+" during 1997).

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

     Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives, none of which are expected to have a material impact on ALLIED Life.


Employees

     At December 31, 1997, ALLIED Life employed 126 persons. ALLIED Life employs all persons serving the Company and its subsidiaries. None of the employees are members of a collective bargaining unit. Management believes that relations with its employees are good.

Item 2.    Properties

     The Company does not own any real estate. The Company's principal operations are conducted from leased office space pursuant to a leasing arrangement with ALLIED Mutual. See "Certain Transactions and Relationships" in the 1998 Proxy Statement for additional information. Management considers the leased space to be adequate for its needs.

Item 3.    Legal Proceedings

     For a description of certain lawsuits pending against the Company, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report which is incorporated herein by reference.


Item 4.     Submission of Matters to a Vote of Securities Holders

     No matters were submitted during the fourth quarter of 1997 to a vote of holders of ALLIED Life Financial Corporation stock.

                                     PART II


Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on The Nasdaq Stock Market under the symbol ALFC. As of December 31, 1997, there were 122 stockholders of record. The following table shows the high and low market prices and dividends paid per share for each calendar quarter for the two most recent years.

                                               High             Low             Last          Dividends
1997
   First qtr.                               $  19           $ 17             $  17             $ .06
   Second qtr.                                 20             15 3/4            19 3/4           .06
   Third qtr.                                  23 3/4         18 3/4            23 3/4           .06
   Fourth qtr.                                 24             19 3/4            21               .07

1996
   First qtr.                               $  18 1/4       $ 16 1/2         $  17             $ .05
   Second qtr.                                 21 1/2         15                20               .05
   Third qtr.                                  20             15 1/4            15 3/4           .05
   Fourth qtr.                                 18 3/4         15 3/4            17 1/2           .06

     There are certain regulatory restrictions relating to the payment of dividends (see Note 10 of the 1997 Notes to Consolidated Financial Statements). It is the present intention of the Board of Directors to declare quarterly cash dividends.

Item 6.    Selected Financial Data


                                                        At or for the year ended December 31,
                                             1997          1996            1995             1994            1993

Income Statement Data                                (Dollars in thousands, except per share data)
Revenues
     Total insurance revenues           $     34,142  $     31,350     $     29,934    $     25,393     $     20,822
     Investment income                        52,197        48,182           45,411          38,136           33,243
     Realized investment gains
       (losses)                                2,354           122             (722)           (724)           2,154
     Other income                              1,559         1,056              688             648              277

     Total revenues                           90,252        80,710           75,311          63,453           56,496

Benefits and expenses
     Policyholder benefits                    51,392        47,988           46,063          37,359           32,870
     Amortization of deferred policy
       acquisition costs (1)                  11,097        10,595            5,941           5,136            5,347
     Commissions                               4,232         3,316            2,725           2,627            2,390
     Operating expenses                        7,832         6,801            6,313           5,715            4,966


     Total benefits and expenses              74,553        68,700           61,042          50,837           45,573


     Income before income taxes               15,699        12,010           14,269          12,616           10,923

Income taxes                                   5,226         3,937            4,557           4,059            3,739


     Net income (1)                     $     10,473  $      8,073     $      9,712    $      8,557     $      7,184



Net income applicable to
     common stock (1)                   $      8,862  $      6,567     $      8,304    $      7,239     $      5,930
Diluted earnings per share (1)                  1.94          1.39             1.75            1.57             1.67
Dividends paid per common share         $       0.25  $       0.21     $       0.17    $       0.13     $       0.03
Weighted average number of
     shares outstanding
     (in thousands)                            4,572         4,712            4,732           4,612            3,546

Balance Sheet Data
Investments at cost                     $    755,615  $    714,483     $    637,245    $    554,889     $    451,982
Assets                                       904,457       835,600          759,947         643,340          532,588
Preferred stock                               26,336        24,586           22,871          21,341           19,028
Stockholders' equity                    $    114,157  $     99,942     $    101,682    $     76,027     $     74,368
Preferred shares outstanding
     (in thousands)                            2,393         2,238            2,087           1,948            1,754
Common shares outstanding
     (in thousands)                            4,398         4,497            4,633           4,586            4,572

Other Data
Death benefits per share                $       0.91  $       0.81     $       0.81    $       0.68     $       0.72
Book value per share                           17.84         16.16            15.01           13.42            11.98
Statutory capital and surplus                 51,275        46,544           45,504          47,413           42,403
Life insurance in force                    9,629,640     8,959,314        8,114,516       7,242,737        5,915,558
Annuity account balances                $    514,908  $    467,505     $    412,216    $    343,390     $    271,385


(1) The 1996 amounts include an additional $2.8 million ($1.9 million or $0.40 per share net of income taxes) charge relating to unlocking adjustments to deferred policy acquisitions costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information


       The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements relate to the plans and objectives of management for future operations, future economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as expect, anticipate, believe, goal, objective, or similar words are intended to identify forward-looking statements. ALLIED Life Financial Corporation (ALFC or the Company) undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report.

       The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include, but are not limited to, the following: (1) heightened competition, particularly intensified price competition, the entry of new competitors from the financial services sector, and the creation of new products by competitors; (2) adverse state and federal legislation and regulations, including federal tax laws affecting individuals, changes in the taxation of insurance companies, federal legislation allowing the entry of new competitors from the financial services sector, and the regulation of product design and the marketing of those products; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions that are less favorable than expected; (5) unanticipated changes in industry trends; (6) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates; and (7) other risks detailed herein and from time to time in the Company's other reports.

Overview

     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with Selected Financial Data and Financial Statements and related footnotes included elsewhere herein.

     ALLIED Life Financial Corporation is an insurance holding company with 56% of its outstanding voting stock owned by ALLIED Mutual Insurance Company (ALLIED Mutual). The financial statements include the accounts of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc. (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). ALLIED Life accounts for substantially all of the Company's operations and sells primarily life insurance and annuity products.

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

     Annuity contracts are products that provide for fixed or variable periodic benefit payments that commence according to contract terms and permit interest income to accumulate on a tax-deferred basis. Considerations paid by policyholders are credited to their accounts and earn interest at rates determined by ALLIED Life. To encourage policy persistency, surrender charges are imposed against account balances for early termination of annuity contracts.

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

     A significant source of revenue for ALLIED Life is investment income earned from the funds deposited to accounts by universal life and annuity policyholders, a portion of which is passed through to these policyholders in the form of interest credited.

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

     Estimated future profits and amortization of costs are reviewed annually for universal life insurance and annuity products and may be reviewed more frequently if circumstances dictate. GAAP requires that the estimated future profits and future amortization be recomputed based on actual experience and updated expectations of future experience (unlocking). This unlocking may result in adjustments related to prior amortization as well as changes to ongoing amortizations rates.

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

     Life insurance operations included in the following analysis should be read with reference to the table on page 23.

Results of Operations


1997 Compared with 1996

      Consolidated revenues for the year ended December 31, 1997 were $90.3 million, an 11.8% increase over the $80.7 million reported for 1996. Life insurance premiums and other insurance income net of reinsurance premiums ceded rose 12.6% to $9.5 million from $8.4 million. Investment income grew 8.3% to $52.2 million from $48.2 million. In 1997 the Company had realized gains on investments of $2.4 million as compared with realized gains of $122,000 in 1996.

                                             Life Insurance Operations

                                                                          Year Ended December 31,

                                                              1997                1996               1995

                                                                         (Dollars in thousands)

Production information
     Life insurance
         Life insurance face amount in force
         directly produced by agents
           Universal Life                                 $  4,575,824       $  4,340,601       $  4,215,564
           Term life                                         4,611,799          4,198,504          3,415,536
           Whole life                                           51,118             49,079             50,180

                                                             9,238,741          8,588,184          7,681,280
         Other                                                 390,899            371,130            433,236

                                                          $  9,629,640       $  8,959,314       $  8,114,516


       Face amount of new life insurance sold
         directly produced by agents
           Universal Life                                 $    574,920       $    410,635       $    609,700
           Term life                                         1,285,370          1,475,977          1,223,544
           Whole life                                            7,198              4,239              4,511

                                                             1,867,488          1,890,851          1,837,755
         Other                                                   8,266              9,431             21,549


                                                          $  1,875,754       $  1,900,282         $1,859,304


       Life insurance termination rate
           Universal Life                                          7.1%               6.1%               6.7%
           Term life                                              19.7%              18.2%              18.9%


     Annuities

       Account balance                                    $    514,908       $    467,505       $    412,216

       First-year annuity premiums                        $     71,509       $     68,063       $     75,944





                                                                          Year Ended December 31,
                                                              1997                1996               1995
                                                                  (Dollars in thousands)

Profitability
     Investment income                                    $     52,131       $     48,145       $     45,215

     Interest credited on
       Annuities                                                26,452             24,732             22,613
       Universal life                                           10,126              9,490              9,530
       Other                                                       479                464                324

         Total interest expense                                 37,057             34,686             32,467

         Investment spread                                      15,074             13,459             12,748

     Fee income
       Universal life charges                                   23,898             22,410             21,586
       Annuity surrender charges                                   739                495                662


         Total fee income                                       24,637             22,905             22,248

     Other insurance income                                      9,505              8,445              7,686

       Adjusted insurance revenues                              49,216             44,809             42,682

     Other expenses
       Amortization of deferred policy
         acquisition costs (1)                                   9,578             10,730              6,036
       Renewal commissions                                       3,258              2,675              2,437
       Other insurance operating expenses                        4,875              4,505              3,973
       Premium and other taxes                                   1,830              1,343              1,528
       Administrative fees                                         520                508                309

         Total acquisition and operating expenses               20,061             19,761             14,283

       Death benefits, net                                       8,192              6,945              6,894
       Other policyholder benefits, net                          6,141              6,357              6,702

         Total other expenses                                   34,394             33,063             27,879

     Insurance operating income before income
       taxes and realized investment gains (losses)       $     14,822       $     11,746       $     14,803




(1) Amounts exclude amortization of deferred policy acquisition costs resulting from net realized investment gains (losses). In 1996, amortization includes an additional charge of $2.8 million relating to unlocking of deferred policy acquisition costs.

     Operating income before taxes (which excludes realized investment gains and losses net of related amortization of deferred policy acquisition costs) was $14.9 million for 1997 compared with $11.8 million in 1996. Operating earnings per share were $1.82 compared with $1.35. Net income totaled $10.5 million ($1.94 per share) compared with $8.1 million ($1.39 per share). Operating income before taxes for 1996 included an adjustment to deferred policy acquisition costs of $2.8 million reflecting changes in assumptions used to estimate future gross profits on certain blocks of annuity business. The effect of the adjustment was to decrease operating earnings per share by $0.40.

Life Insurance Operations

       Total life insurance in force grew 7.5% to $9.6 billion at December 31, 1997 from $9 billion at December 31, 1996. Growth was slowed by lower term life insurance sales.

       The face amount of new life insurance sold directly by agents in 1997 remained even at $1.9 billion. The face amount of new universal life insurance sold increased 40% to $574.9 million from $410.6 million. Universal life account balances increased 7.7% at year-end 1997 from year-end 1996. Fee income increased 7.6% in 1997 to $24.6 million from $22.9 million in 1996.

       The face amount of new term life insurance sold directly by agents decreased 12.9% to $1.3 billion from $1.5 billion. ALLIED Life continues to sell mainly 10- and 20-year guaranteed rate term life policies within this product line.

       First-year annuity premiums increased 5.1% to $71.5 million from $68.1 million in 1996. Sales of fixed interest annuities were slowed in the fourth quarter by a flat interest yield curve, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. The total annuity account balance increased 10.1% to $514.9 million at year-end 1997 from $467.5 million at year-end 1996.

       Adjusted insurance revenues increased 9.5% to $49.2 million in 1997 from $44.9 million in 1996. The increase was primarily attributable to increased investment spread, which grew 11% to $15.1 million from $13.6 million. Invested assets at cost increased 5.8% to $755.6 million at December 31, 1997 from $714.1 million at December 31, 1996; in 1997, investment income increased 8.3%. ALLIED Life's return on invested assets decreased to 7.3% in 1997 from 7.4% in 1996.

       Annual average interest-credited rates on universal life contracts decreased to 5.3% from 5.4% and on annuities decreased to 5.4% from 5.6%. The ratio of investment spread to investment income increased to 28.9% from 28.2% despite the volatile interest rate environment during 1997. This ratio is evidence of ALLIED Life's ability to adjust interest credited to policyholder accounts to reflect trends in investment earnings.

       Death benefits net of reinsurance increased 18% to $8.2 million from $6.9 million. Other policyholder benefits decreased 3.4% to $6.1 million from $6.4 million. Other insurance operating expenses increased 9% to $4.4 million from $4 million.

       Amortization of deferred policy acquisition costs (DPAC) decreased 10.7% in 1997 to $9.6 million from $10.7 million in 1996. Included in the 1996 amount was an adjustment of $2.8 million taken by the Company as the result of its annual DPAC study that suggested refinements in assumptions concerning future annuity policy persistency and interest rate spreads were necessary.

       While the Company continues to re-evaluate the DPAC assumptions, it does not anticipate making additional material adjustments to DPAC amortization schedules in the foreseeable future. Further adjustments would be necessary only if actual experience should differ significantly from the assumptions used in the DPAC study models.

     Primarily due to the DPAC adjustment taken in 1996, ALLIED Life's operating income in 1997 grew 26.2% to $14.8 million from $11.7 million.

Results of Operations

1996 Compared with 1995

     Consolidated revenues for the year ended December 31, 1996 were $80.7 million, a 7.2% increase over the $75.3 million reported in 1995. The increase was attributable to life insurance premiums and other insurance income net of reinsurance premiums ceded that rose 9.9% due to increased sales of term life insurance. Investment income increased 6.1% to $48.2 million from $45.4 million. In 1996 the Company had realized investment gains of $122,000 compared with realized losses of $722,000 in 1995.

     Operating income before taxes (which excludes realized investment gains and losses net of related amortization of deferred policy acquisition costs) for the year included an adjustment to deferred policy acquisition costs of $2.8 million reflecting changes in assumptions used to estimate future gross profits on certain blocks of annuity business. Including the adjustment of $2.8 million, operating income before taxes was $11.8 million compared with $14.9 million reported in 1995. Operating earnings per share including the adjustment of $0.40 per share were $1.35 compared with $1.85. Net income totaled $8.1 million ($1.39 per share) in 1996 and was $9.7 million ($1.75 per share) in 1995.

 Life Insurance Operations


     Total life insurance in force grew 10.4% to $9 billion at December 31, 1996 from $8.1 billion at December 31, 1995. The increase was due to policy retention and new term life insurance sales.

     The face amount of new life insurance sold directly by agents in 1996 increased 2.9% to $1.9 billion from $1.8 billion in 1995. The face amount of new universal life insurance sold decreased 32.6% to $410.6 million from $609.7 million. Universal life account balances increased 8.3% at year-end 1996 from year-end 1995. Fee income increased 3% to $22.9 million from $22.2 million in 1995.

     The face amount of new term life insurance sold directly by agents increased 20.6% to $1.5 billion in 1996 from $1.2 billion in 1995. Sales of term insurance with 10- and 20-year guaranteed rates were strong during 1996.

     First-year annuity premiums decreased 10.4% to $68.1 million from $75.9 million in 1995. The lower sales were caused by a flat interest yield curve, which allowed banks and other financial institutions to offer short-term certificates of deposit at more competitive interest rates. The total annuity account balance increased 13.4% to $467.5 million at year-end 1996 from $412.2 million at year-end 1995.

     Adjusted insurance revenues increased 5.3% to $44.9 million in 1996 from $42.7 million in 1995. The increase was primarily attributable to increased investment spread and other insurance income (due to term life insurance sales). The growth in life insurance in force and policyholder account balances permitted invested assets at cost to increase 12.2% to $714.1 million at December 31, 1996 from $636.7 million at December 31, 1995. Investment income increased by 6.5%. ALLIED Life's return on invested assets decreased to 7.4% in 1996 from 7.8% in 1995.

     Investment spread grew to $13.6 million from $12.7 million. Annual average interest-credited rates on universal life contracts decreased to 5.4% from 5.9% and on annuities decreased to 5.6% from 5.9%. The ratio of investment spread to investment income remained even at 28.2%.

     Death benefits net of reinsurance remained at $6.9 million. Other policyholder benefits decreased 5.1% to $6.4 million from $6.7 million as decreases in reserves for supplemental contracts and single premium immediate annuities with life contingencies more than offset the increase in reserves on new term life sales and policyholder bonus reserves on universal life products. Other insurance operating expenses increased 9.1% to $4 million from $3.7 million.

     Amortization of DPAC was $10.7 million in 1996. Included in that amount was an adjustment taken by the Company of $2.8 million as the result of its annual DPAC study. DPAC amortization was $6 million in 1995.

     Primarily due to the increase in DPAC amortization, operating income before taxes decreased to $11.7 million in 1996 from $14.8 million in 1995.

Liquidity and Capital Resources

ALLIED Life Financial Corporation

     As an insurance holding company, ALFC relies on dividends from ALLIED Life to make dividend payments to its preferred and common stockholders. Retained earnings of ALLIED Life available for distribution as dividends to ALLIED Life Financial Corporation are limited by law. Under the Iowa Insurance Code, dividends may be paid by ALLIED Life only from statutory earned surplus, which as of December 31, 1997 was $21.3 million. In addition, ALLIED Life may not pay an extraordinary dividend with-out prior notice to and approval of the Iowa Insurance Commissioner. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the greater of

       (i) 10% of statutory policyholders' surplus as of December 31 of the preceding year

       (ii)the statutory net gain from operations of the insurer for the twelve-month period ending December 31 of the preceding year.

     During 1998, the maximum amount available for distribution to the Company from ALLIED Life is approximately $9 million. During 1997, the Company paid cash dividends of $1.2 million to common and preferred stockholders. ALLIED Life paid to the Company dividends of $1.8 million primarily to fund the Company's dividend requirement and its note payments on indebtedness to affiliates.

     Annual dividends payable on the currently outstanding 6.75% Series preferred stock are approximately $1.6 million. In accordance with the terms of the 6.75% Series preferred stock, the Company may pay dividends thereon by issuing additional shares of such stock for any quarter ending on or prior to September 30, 1998. In 1997, the Company paid dividends in the form of 148,402 shares of 6.75% Series preferred stock.

     Effective May 13, 1997, the Board of Directors approved a stock repurchase program to acquire shares of Company common stock on the open market. The
Company completed the program during the second quarter of 1997, repurchasing and cancelling 150,000 shares at an average cost of $16.52 per share.

Consolidated

     Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable in 1997, with cash inflows at levels sufficient to provide the funds necessary to meet obligations. The Company's cash inflows consist primarily of deposits to policyholder account balances; proceeds from sales, maturities and calls of investments; and repayments of investment principal. The Company's cash outflows primarily are related to policyholder account withdrawals, investment purchases, policy acquisition costs, policyholder benefits, and current operating expenses. These outflows are typically met from normal annual premium and net investment cash inflows.

     Company operations provided cash inflows of $9.4 million in 1997, $16.6 million in 1996, and $11.7 million in 1995. Cash inflows from financing activities amounted to $32.5 million, $62.4 million, and $73.3 million during 1997, 1996, and 1995, respectively. These funds and the excess operating inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

     As of December 31, 1997, 97.2% of the Company's investments were in fixed maturities. The investment policy for the Company requires that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher when they are acquired. Of the Company's fixed maturity investments held at year-end 1997, 84.2% were rated "A" or better; less than 1% were rated below investment grade (below "BBB").

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

     At year-end 1997, all of the Company's CMOs were investment-grade securities. They were carried at a fair value of $55.4 million; 88.3% of these investments were in PAC and sequential-pay bonds. All of the Company's CMO investments have an active secondary market; therefore, their effect on liquidity is not expected to differ from the effect of other fixed maturity investments.

     Effective May 13, 1997, the Company transferred its remaining securities classified as held to maturity ($196 million) to available for sale. In accordance with Statement of Financial Accounting Standards (SFAS) 115, the Company now carries all of its securities at fair value; as a result, a $1.2 million increase to stockholders' equity was recognized. The Company now has more flexibility in selling securities from its investment portfolio. The Company has no intent to classify future purchases of securities as held to maturity.

     The Company has a line of credit agreement with the Federal Home Loan Bank that provides additional liquidity. The agreement makes $25 million available through March 13, 1998. At December 31, 1997, the Company had an outstanding borrowing of $6.4 million under the line of credit agreement. Interest is payable at the current rate upon issuance. From time to time, the Company has borrowed funds from its affiliates on an arm's-length basis. The Company has entered various note-payable agreements with ALLIED Mutual, an affiliate. The outstanding borrowing at December 31, 1997 was $3.6 million.

     Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds. As of December 31, 1997, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.


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

     Interest rate changes and the slope of the yield curve may have temporary effects on the sale and profitability of the universal life and annuity products offered by ALLIED Life. For example, if interest rates rise, competing investments may become more attractive to potential purchasers until the interest rates credited to policyholder account balances are increased. If interest rates fall, profitability will be affected negatively until credited rates are adjusted to compensate for the decline in investment income. ALLIED Life sells universal life and annuity contracts that generally permit flexible responses to interest rates, which are monitored frequently.


Hedging Activities

     In June 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including cash settle put swaptions (swaptions) and interest rate floors (floors) were purchased. Swaptions are being purchased to reduce the negative effect of increased withdrawal activity related to the Company's annuity liabilities that may result from extreme increases in interest rates. They entitle the Company to receive payments from the instruments' counterparties on future reset dates if the interest rate (which is directly tied to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1997).

     Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the universal life insurance contracts. They entitle the Company to receive payments from the instruments' counterparties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1997).

     Premiums paid to purchase these instruments are capitalized and included in other invested assets. No swaptions or floors were purchased in 1997. For the year ended December 31, 1996, the Company paid $4.1 million in premiums. All such premiums are amortized into income over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related assets are not recorded in income until realized. For more information on swaptions and floors see Note 3 of Notes to Consolidated Financial Statements.

     The Company's equity indexed annuity products guarantee customers the return of principal. Interest credited is based on a percentage of the gain of the S&P 500 Index(R). A portion of the premium is used to purchase S&P 500 call options (call options) to hedge the growth in interest credited to the customer if there are advances in the S&P 500 Index(R).

     Premiums paid to purchase call options are capitalized and included in other assets. For the years ended December 31, 1997 and 1996, the Company paid $6.4 million and $2.3 million, respectively, in premiums. Premiums are amortized as an expense over the term of the instruments on a straight-line basis. Gains and losses on these instruments and related liabilities are not recorded in income until realized. For more information on call options see Note 3 of Notes to Consolidated Financial Statements.

     The Company is exposed to the risk of extreme declines in the market value of its call options if there is a sharp and prolonged decrease in the stock market. The Company currently is purchasing puts to reduce the negative effect of such a decline. The put agreements allow the Company to receive payments on future exercise dates if the S&P 500 Index(R) is below specified levels.

     The costs of the interest rate hedging programs are not expected to have a material impact on the interest rate margin. The Company does not anticipate making any further purchases of interest rate hedges in the near future. For swaptions, floors, call, and puts the Company pays only the original premium and is not at risk of further payments regardless of market conditions.

     The Financial Accounting Standards Board (FASB) is evaluating the accounting and disclosure requirements for hedging activities and derivative financial instruments. It is likely the resulting accounting standards will require that these instruments be carried at fair value. The impact of such standards on the Company is not expected to be material to its financial position or results of operations.

     The Company is exposed to the risk of losses in the event of nonperformance of the counter-parties of the previously described swaptions, floors, and options. Losses recorded in the Company's financial statements in the event of nonperformance are limited to the unamortized premium paid to purchase the instruments. Economic losses will be measured by the net replacement cost of such instruments or by their fair value if the net fair value is in the
Company's favor. The Company limits its exposure to such losses by diversification among reputable counterparties with appropriate credit ratings.

Contingencies

     On January 20, 1998, a complaint was filed by Sharlotte G. Harbott, a policyholder of ALLIED Life, in Superior Court of the State of California for the County of Los Angeles, against the Company, ALLIED Life, ALLIED Mutual, and unnamed persons. The complaint, an alleged class action suit, asserts that ALLIED Life fraudulently increased the cost of insurance rates charged to policyholders in breach of the terms of its universal life policies, its fiduciary obligations, and its obligations of good faith and fair dealing toward its policyholders and without adequate notice. The plaintiff, an insured under a universal life policy issued by ALLIED Life, seeks actual, consequential, and punitive damages in unspecified amounts as well as interest, attorney's fees, an accounting for moneys allegedly improperly charged to policyholders, and injunctive relief on behalf of herself and all policyholders of ALLIED Life with similar universal life policies.

     The Company believes the allegations relate to a claim that ALLIED Life collected a federal tax, known as the deferred acquisition cost tax (DAC tax), as well as other increased costs of doing business from its policyholders. The Company believes the amount of DAC tax and other costs claimed to have been collected from each policyholder is minimal, but the plaintiff in the case has asked the California court to treat the case as a class action representing all ALLIED Life policyholders from whom the claimed costs were collected. Similar class actions have been filed against other life insurance companies since the federal DAC tax law was enacted in 1990. The Company believes the action will raise the issue of whether the DAC tax may be included in the cost of insurance charged to policyholders under the terms of the universal life contracts. Management believes the increased costs charged to policyholders never violated the contracts.

   The Company believes that the increased costs complained of relate to universal life policies issued during and prior to 1991 and that ALLIED Life charged the increased costs to universal life policyholders primarily during the 1992 through 1995 accounting periods. The Company, ALLIED Life, and ALLIED Mutual do not expect the lawsuit to materially affect their claims-paying ratings or daily business operations. The Company, ALLIED Life, and ALLIED Mutual disagree with the allegations, believe the claims presented in this case are without merit, and believe the resolution of this matter will not materially affect the Company's financial position.

Year 2000 Issue

   The Company is aware of the problems associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Computer systems must properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

   The Company has assessed all computer systems as they relate to the year 2000 issue. The Company has formulated a plan to resolve the issue. Appropriate internal and external resources have been acquired and dedicated to implement the plan. The Company believes that testing of the systems will be finalized before the year 2000 and will not have a significant effect on the Company's ability to conduct business in a reasonable fashion. Anticipated expenditures for year 2000 compliance are not expected to be material to fiscal year 1998 and 1999 operations.

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

   Recently, the insurance regulatory framework has received increased scrutiny from various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives, none of which are expected to have a material impact on ALLIED Life.

New Accounting Standards


     In 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 supersedes Opinion 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Basic EPS includes the weighted average number of common shares outstanding and excludes all dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted to common stock. Prior year amounts have been restated to conform to the new standard.

     In 1997,  the Company  adopted  SFAS 125,  "Accounting  for  Transfers  and
Servicing  of  Financial  Assets  and   Extinguishments  of  Liabilities."  This
statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This adoption had no impact on the Company's financial position, results of operations, or liquidity.

     In June of 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Earlier application of this statement is permitted. The Company will adopt SFAS 130 on January 1, 1998. This statement will require revised and additional disclosures but will have no effect on the results of operations or the financial position of the Company.

     In June of 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Under this statement, public companies will report financial and descriptive information about their operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Earlier application of this statement is permitted. The Company will adopt SFAS 131 on January 1, 1998. This statement will require revised and additional disclosures but will have no effect on the results of operations or the financial position of the Company.

     In December of 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. Earlier application of this statement is permitted. The Company will adopt SOP 97-3 on January 1, 1999. Management expects that such adoption will not have a material impact on the financial position or results of operations of the Company since the majority of guaranty fund assessments are expected to be recovered through future premium tax offsets.

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

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. Management continually monitors these internal accounting controls, modifying and improving them as business conditions and operations change. An internal audit department also evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures. The management of ALLIED Life Financial
Corporation believes that as of December 31, 1997 the Company's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

     The Company's financial statements for the years ended December 31, 1997, 1996, and 1995 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audits were conducted in accordance with generally accepted auditing standards and included a consideration of the system of internal accounting controls to the extent necessary to express an independent opinion on the financial statements.

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

/s/Samuel J. Wells
Samuel J. Wells
President


/s/Wendell P.Crosser
Wendell P. Crosser
Treasurer


/s/Donald J. Iverson
Donald J. Iverson
Chief Actuary

Independent Auditors' Report



The Board of Directors and Stockholders

ALLIED Life Financial Corporation


      We have audited the accompanying consolidated balance sheets of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP


Des Moines, Iowa

February 12, 1998

Consolidated Statements of Income

                                                                 Year ended December 31,


                                                     1997                 1996               1995

                                                          (In thousands, except per share data)
Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts                     $     21,926        $     20,727       $     20,011
   Surrender charges                                     2,711               2,177              2,237
   Life insurance premiums                              14,201              13,005             12,568
   Other insurance income                                5,946               3,948              2,878
   Reinsurance premiums ceded                          (10,641)             (8,507)            (7,760)


         Total insurance revenues                       34,143              31,350             29,934

Investment income (notes 2 and 4)                       52,197              48,182             45,411
Realized investment gains (losses) (note 2)              2,354                 122               (722)
Other income                                             1,558               1,056                688

                                                        90,252              80,710             75,311

Benefits and Expenses
Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                                26,452              24,732             22,613
       Universal life contracts                         10,127               9,490              9,530
       Other                                               479                 463                324
   Death benefits                                       12,041              10,046             13,035
   Other policyholder benefits                           5,856               7,388              6,702
   Reinsurance recoveries                               (3,563)             (4,131)            (6,141)

         Total policyholder benefits                    51,392              47,988             46,063
Amortization of deferred policy
   acquisition costs                                    11,097              10,595              5,941
Commissions                                              4,232               3,316              2,725
Affiliated operating expenses (note 4)                     640                 839              1,411
Other insurance operating expenses                       7,192               5,962              4,902

                                                        74,553              68,700             61,042

Income before income taxes                              15,699              12,010             14,269

Income Taxes (note 13)
   Current                                               6,206               5,797              4,673
   Deferred                                               (980)             (1,860)              (116)

                                                         5,226               3,937              4,557

Net Income                                          $   10,473        $      8,073       $      9,712

Net income applicable to
common stock (diluted basis)                        $    8,862        $      6,567       $      8,304

Earnings per Share

Basic earnings per share                            $     1.98        $       1.41       $       1.78

Diluted earnings per share                          $     1.94        $       1.39       $       1.75


           See accompanying Notes to Consolidated Financial Statements


Consolidated Balance Sheets

                                                                            December 31,
                                                                     1997                  1996
                                                                              (In thousands)
Assets
Investments
   Fixed maturities (notes 2 and 5)
     Held to maturity, at amortized cost                         $         -----     $      199,209
     Available for sale, at fair value                                   766,028            500,289
   Equity securities, at fair value (notes 2 and 5)                        3,201              6,407
   Mortgage loans on real estate                                             984              1,457
   Policy loans                                                           11,164             10,307
   Other invested assets (notes 3 and 5)                                   3,014              3,751
   Short-term investments, at cost (notes 2, 4, and 5)                     3,594                919


         Total investments                                               787,985            722,339

Accrued investment income                                                 10,988              9,738
Accounts receivable                                                          912                608
Reinsurance ceded receivables                                              7,168              5,786
Deferred policy acquisition costs                                         84,188             92,418
Other assets (notes 3 and 5)                                              13,216              4,711


         Total assets                                            $       904,457     $      835,600



                                                                              December 31,
                                                                         1997              1996

                                                                              (In thousands)

Liabilities
Policy liabilities
   Policyholder account balances
      Annuity contracts (note 5)                                     $     514,908    $     467,505
      Universal life contracts (note 5)                                    196,709          182,727
         Other                                                               7,732            8,846
   Future policy benefits                                                   38,124           33,474
   Policy and contract claims                                                4,102            3,735
   Other policyholder funds                                                  1,778            1,576

                                                                           763,353          697,863

Checks drawn in excess of bank balances                                      2,066            3,163
Current income taxes                                                            23              941
Deferred income taxes (note 13)                                             10,552            8,009
Indebtedness to affiliates (note 4)                                          3,638            2,188
Note payable (notes 5 and 12)                                                6,360           20,470
Other liabilities                                                            4,308            3,024


      Total liabilities                                                    790,300          735,658

Stockholders' Equity

Preferred stock, no par value, issuable in series, authorized 7,500 shares (note 7)
      6.75% Series, authorized 2,440 shares, issued and
      outstanding of 2,292 in 1997 and 2,144 in 1996                        24,869           23,259
      ESOP Series, authorized 300 shares, issued and
      outstanding of 101 in 1997 and 94 in 1996                              1,467            1,327
Common stock, no par value, $1 stated value,
   authorized 25,000 shares, issued and outstanding
   of 4,398 in 1997 and 4,497 in 1996 (notes 8 and 9)                        4,398            4,497
Additional paid-in capital                                                  44,964           46,596
Retained earnings (note 10)                                                 29,404           21,751
Unrealized appreciation of investments, net (notes 6 and 14)                 9,055            2,512

      Total stockholders' equity                                           114,157           99,942

Contingent liabilities (notes 6 and 14)

      Total liabilities and stockholders' equity                     $     904,457    $     835,600



          See accompanying Notes to Consolidated Financial Statements.

Statements of Stockholders' Equity

                                                                  Year ended December 31,
                                                          1997             1996             1995
                                                                        (In thousands)

Preferred Stock at beginning of year                 $     24,586     $       22,871    $     21,341
Issuance of shares of 6.75% Series for
   stock dividends (note 7)                                 1,610              1,506           1,408
Issuance of shares of ESOP Series, net of
   redemptions and issuance costs (note 7)                    317                249             194
ESOP Series converted to common stock (note 7)               (177)               (40)            (72)

     Preferred stock at end of year                        26,336             24,586          22,871


Common Stock at beginning of year                           4,497              4,633           4,586
Issuance of shares of common stock
   (notes 7, 8, and 9)                                         51                 14              47
Repurchase of shares of common stock (note 8)                (150)              (150)          -----

     Common stock at end of year                            4,398              4,497           4,633


Additional Paid-in Capital at beginning of year            46,596             48,774          48,159
Issuance of shares of common stock,
   net of issuance costs                                      696                214             615
Repurchase of shares of common stock (note 8)              (2,328)            (2,392)          -----

     Additional paid-in capital at end of year             44,964             46,596          48,774


Retained Earnings at beginning of year                     21,751             16,238           8,804
Net income                                                 10,473              8,073           9,712
Dividends paid on preferred stock (notes 7 and 10)         (1,717)            (1,601)         (1,493)
Dividends paid on common stock (notes 8 and 10)            (1,103)              (959)           (785)

     Retained earnings at end of year                      29,404             21,751          16,238


Unrealized Appreciation (Depreciation)
   of Investments at beginning of year                      2,512              9,166          (6,864)
Unrealized appreciation (depreciation), net (note 1)        6,543             (6,654)         16,030


Unrealized appreciation (depreciation)
   of investments at end of year                            9,055              2,512           9,166

     Total Stockholders' Equity                      $    114,157     $       99,942    $    101,682


          See accompanying Notes to Consolidated Financial Statements.

Conslidated Statements of Cash Flows

                                                                   Year ended December 31,

                                                           1997            1996              1995



                                                                 (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                             $ 10,473           $ 8,073          $ 9,712
Adjustments to reconcile net income to
     net cash provided by operating activities
       Policyholder assessments on
         universal life contracts                          (21,926)          (20,727)         (20,011)
       Surrender charges                                    (2,711)           (2,177)          (2,238)
       Interest credited to policyholder
         account balances                                   37,058            34,686           32,467
       Realized investment (gains) losses                   (2,354)             (122)             722
       Change in
         Accrued investment income                          (1,250)           (1,040)          (1,070)
         Reinsurance ceded receivables                      (1,382)            1,840           (1,904)
         Deferred policy acquisition costs                  (6,216)           (7,115)         (11,298)
         Liabilities for future policy benefits              4,650             5,324            5,228
         Policy and contract claims and other
           policyholder funds                                  568              (383)             (87)
         Current income taxes                                 (919)            1,810              509
       Deferred income taxes                                  (980)           (1,860)            (116)
       Other, net                                           (5,646)           (1,695)            (194)


         Net cash provided by operating activities           9,365            16,614            11,720


Cash Flows from Investing Activities
     Purchase of fixed maturities held to maturity          (7,594)          (22,174)         (15,582)
     Maturities, calls, and principal reductions of
       fixed maturities held to maturity                     8,022            42,276           32,832
     Purchase of fixed maturities available for sale      (224,767)         (140,828)        (188,898)
     Proceeds from sale of fixed maturities available
       for sale                                            144,951            38,649           79,185
     Maturities, calls, and principal reductions
       of fixed maturities available for sale               38,535            10,847            6,964
     Purchase of equity securities                          (4,763)           (1,908)          (2,165)
     Proceeds from sale of equity securities                 9,384                21              457
     Proceeds from repayment and sale of mortgage loans        473               372              248
     Purchase of other invested assets                       -----            (4,145)           -----
     Change in policy loans, net                              (857)             (780)            (616)
     Purchase of property, plant, and equipment             (2,622)           (1,156)            (178)


              Net cash used in investing activities        (39,238)          (78,826)         (87,753)


Cash Flows from Financing Activities
     Change in checks drawn in excess of bank balances      (1,097)            1,126              (67)
     Deposits to policyholder account balances             114,847           111,878          116,886
     Withdrawals from policyholder account balances        (66,236)          (52,921)         (44,048)
     Change in note payable, net                           (14,110)            3,865              605
     Changes in notes payable to affiliate                   1,946             1,617            -----
     Proceeds from issuance of common stock, net               569               188              589
     Proceeds from issuance of preferred stock, net            317               249              194
     Repurchase of common stock                             (2,478)           (2,541)           -----
     Dividends paid to stockholders                         (1,210)           (1,052)            (869)


              Net cash provided by financing activities     32,548            62,409           73,290


Net Increase (Decrease) in Cash and
   Short-term Investments                                    2,675               197           (2,743)
Cash and short-term investments at beginning of year           919               722            3,465


Cash and short-term investments at end of year            $  3,594           $   919          $   722


          See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation


     The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation (the Company), an insurance holding company, and its wholly owned subsidiaries, which as of December 31, 1997 consisted of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc.
(ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). At December 31, 1997, ALLIED Mutual Insurance Company (ALLIED Mutual) owned 56% of the outstanding voting stock of the Company and The ALLIED Life Employee Stock Ownership Trust (ESOP Trust) owned 2%. The remainder was owned by public stockholders.

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

Nature of Operations

     The Company's operations consist primarily of those of ALLIED Life. ALLIED Life underwrites, markets, and distributes a portfolio of life insurance and annuity products to individuals who live primarily in rural and suburban areas of the United States. ALLIED Life's products are sold through two distribution systems: the independent agencies representing affiliated property-casualty insurance companies (ALLIED Agencies) and a traditional life insurance distribution system that includes financial institutions and a number of independent life insurance marketing organizations. In 1997 the ALLIED Agencies generated 68% of life insurance face amount sold and 41% of annuity premiums collected.

Investments

     Investments in fixed maturities that may be sold prior to maturity and are not bought and held principally for the purpose of selling in the near term are segregated into an available for sale portfolio and are carried at fair value. Unrealized appreciation and depreciation of available for sale securities are excluded from income and reported as a separate component of stockholders' equity net of a provision for related deferred policy acquisition costs and deferred income taxes.

     Effective May 13, 1997, the Company transferred its remaining securities classified as held to maturity ($196 million) to available for sale and recorded an increase to stockholders' equity of $1.2 million in accordance with Statement of Financial Accounting Standards (SFAS) 115. The Company now carries all of its securities at fair value and has more flexibility in managing its investment portfolio. The Company has no intent to classify future purchases of securities as held to maturity.

     Equity securities are carried at fair value with their unrealized appreciation or depreciation, net of taxes, reported in a separate component of stockholders' equity. Mortgage loans on real estate and policy loans are recorded at the unpaid principal balance of such loans, which approximated fair value as of December 31, 1997 and 1996. A majority of the Company's mortgage loans are on residential real estate located in Iowa. All short-term investments are recorded at cost, which approximates fair value.

     Cash settle put swaptions (swaptions), interest rate floors (floors), call options, and puts the Company uses for hedging purposes are carried at cost that is amortized over the term of the instruments on a straight-line basis (see note 3 for a discussion of hedging activities). Swaptions and floors are included in other invested assets; call options and puts are included in other assets. The amortization of the swaptions and floors is included as a reduction of investment income; the amortization of the call options and puts is included with annuity interest credited. Gains and losses on these instruments and related assets and liabilities will not be recorded as income until realized. The Financial Accounting Standards Board (FASB) is evaluating the accounting and disclosure requirements for these instruments, and, as a result, this accounting treatment will change in the future. It is likely the resulting accounting standards will require that these instruments be carried at fair value. The impact of such standards on the Company is not expected to be material to its financial position or results of operation.

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

     Deferred policy acquisition costs are reviewed at least annually to determine that the unamortized portion of such costs does not exceed recoverable amounts after anticipated investment income is taken into account. Expected gross profits used in determining the recoverability and amortization pattern of deferred policy acquisition costs are based on historical gross profits and management's estimates and assumptions regarding future investment spreads, maintenance expenses, and persistency of blocks of business. The accuracy of the estimates and assumptions is affected by several factors, including factors outside the control of management such as movements in interest rates and competition from other investment alternatives. It is reasonably possible that conditions affecting the estimates and assumptions will change and that such changes will result in future adjustments to deferred policy acquisition costs.

     Costs deferred were $17.3 million, $17.7 million, and $17.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Amortization of deferred policy acquisition costs net of interest accretion included in the consolidated statements of income were $11.1 million, $10.6 million, and $5.9 million for the years ended December 31, 1997, 1996, and 1995, respectively. In 1996 the amortization included an adjustment of approximately $2.8 million the Company recorded as a result of its annual deferred policy acquisition costs study. The study suggested refinements in certain assumptions used to estimate future gross profits to be realized from blocks of annuity business. The Company will continue to re-evaluate all applicable assumptions but does not anticipate making further material adjustments in the foreseeable future. At December 31, 1997, unamortized deferred policy acquisition costs were decreased by approximately $18.4 million (by $4 million in 1996 and $9.6 million in 1995) to recognize the impact of unrealized appreciation of investments on such deferred costs. The decreases net of deferred income taxes were charged to stockholders' equity.

Policy Liabilities

     Policyholder account balances for universal life and annuity contracts consist of deposits received plus accumulated credited interest less withdrawals and accumulated policy-holder assessments. Interest credited to policyholder account balances for universal life contracts averaged 5.3%, 5.4%, and 5.9% in 1997, 1996, and 1995, respectively. Interest credited to policyholder account balances for annuity contracts averaged 5.4%, 5.6%, and 5.9% in 1997, 1996, and 1995, respectively. Rates used to credit interest to policyholder account balances are subject to periodic adjustment. Certain universal life and annuity contracts offer persistency bonuses, which are accrued in the accompanying financial statements based on assumptions of investment yields, withdrawals, mortality, and other factors. For term life insurance policies, liabilities for future policy benefits are provided according to the net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time the policies were issued.

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

     Term life insurance premium revenues are recognized over the premium-paying period. Benefits and expenses, which take into account the provisions for liabilities for future policy benefits and the amortization of deferred policy acquisition costs, are associated with earned premiums that result in the recognition of profits over the life of the policy contracts.

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

Stock-based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under these provisions, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue applying the provisions of APB Opinion 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS 123 had been applied. The Company elected to continue applying the provisions of APB Opinion 25 and to comply with the pro forma disclosure provisions of SFAS 123.

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

Income Taxes

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

Earnings per Common Share

     In 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 supersedes APB Opinion 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per common share (EPS). It replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Basic EPS includes the weighted average number of common shares outstanding and excludes all dilutive securities. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. All prior periods have been restated to conform to the new standard.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        1997              1996                1995

                                                          (In thousands, except per share data)
Numerator
   Net income                                           $ 10,473           $  8,073           $   9,712

   Preferred stock dividends                              (1,717)            (1,601)             (1,493)


   Numerator for basic earnings per
     share-income available to
     common stockholders                                   8,756              6,472               8,219

Effect of diluted securities
   Convertible preferred stock dividends                     107                 95                  85

     Numerator for diluted earnings per
       share-income available to common
       stockholders after assumed conversions           $  8,863           $  6,567           $   8,304


Denominator
   Denominator for basic earnings per
     share-weighted average shares                         4,430              4,580               4,613


Effect of dilutive securities
   Stock options                                              35                 36                  34
   Convertible preferred stock                               107                 96                  85


Dilutive potential common shares                             142                132                 119


   Denominator for diluted earnings
     per share-adjusted weighted average
     shares and assumed conversions                        4,572              4,712               4,732


Basic earnings per share                                $   1.98           $   1.41           $    1.78


Diluted earnings per share                              $   1.94           $   1.39           $    1.75


Cash Flows

     For purposes of reporting cash flows, all short-term investments are considered equivalent to cash since they have original maturities of three months or less.

(2) Investments

The following is a schedule of amortized cost and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1997 and 1996. The estimated fair value of fixed maturities and equity securities is based on quoted market prices where available or on values obtained from independent pricing services.

                                                               Gross           Gross        Estimated
                                             Amortized      unrealized       unrealized       fair
                                               cost            gains          losses          value

                                                                  (In thousands)
      1997
Fixed Maturities

 Available for Sale

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                $  25,466        $  1,018      $    (22)       $   26,462

   Foreign governments                            5,144             264         -----             5,408

   Corporate securities and
     public utilities                           543,788          23,915        (1,105)          566,598

   Mortgage-backed securities                   159,365           8,254           (59)          167,560

                                              $ 733,763        $ 33,451      $ (1,186)       $  766,028


Equity Securities                             $   3,094        $    107      $  -----        $    3,201


      1996

Fixed Maturities

 Held to Maturity
   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                $   1,007        $     26      $    (64)       $      969

   Foreign governments                            4,482             230         -----             4,712

   Corporate securities and
     public utilities                           128,885           5,220          (502)          133,603

   Mortgage-backed securities                    64,835           1,655          (426)           66,064

                                              $ 199,209        $  7,131      $   (992)       $  205,348


 Available for Sale

   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                $  34,378        $  -----      $   (443)       $   33,935

   Foreign governments                            6,189             226            (8)            6,407

   Corporate securities and
     public utilities                           306,416           8,598        (4,030)          310,984

   Mortgage-backed securities                   145,703           3,706          (446)          148,963

                                              $ 492,686        $ 12,530      $ (4,927)       $  500,289


Equity Securities                             $   6,153        $    254      $  -----        $    6,407


     The table below presents the amortized cost and estimated fair value of investments in fixed maturities at December 31, 1997 by contractual maturity. Expected maturities at December 31, 1997 will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  Amortized           Estimated
                                                                    Cost             fair value

                                                                         (In thousands)
Available for Sale

Due in one year or less                                           $    13,149          $    13,308
Due in one through five years                                         138,590              143,397
Due in five through ten years                                         287,026              298,451
Due after ten years                                                   135,633              143,312
Mortgage-backed securities                                            159,365              167,560


Total fixed maturities                                           $    733,763          $   766,028




   As of December 31, 1997 and 1996, there were no investments that were non-income producing for the preceding twelve months.

   For the years ended December 31, 1997, 1996, and 1995, the Company realized gross gains of $1.7 million, $237,000, and $2.1 million and gross losses of $971,000, $454,000, and $2.8 million, respectively, from the call, prepayment, or sale of investments from the available for sale portfolio. There were no sales from the held to maturity portfolio in 1997, 1996, and 1995.

     A summary of net realized investment gains (losses) and net changes in unrealized appreciation (depreciation) of invest-ments is as follows:


                                                             Year ended December 31,
                                                    1997               1996                1995
                                                                 (In thousands)
Net realized investment gains (losses)
   Fixed maturities
      Held to maturity                             $    -----        $         3         $       24
      Available for sale                                  792               (217)              (746)
   Equity securities                                    1,562                334              -----
   Other                                                -----                  2              -----

                                                        2,354                122               (722)
Net changes in unrealized (depreciation)
  appreciation of investments
   Fixed maturities
      Held to maturity                                 (6,139)            (6,695)            29,973
      Available for sale                               24,662            (16,003)            31,430
   Equity securities                                     (146)               178                (31)

                                                       18,377            (22,520)            61,372
Net realized investment gains
   (losses) and changes in unrealized
   appreciation (depreciation)
   of investments                                  $   20,731        $   (22,398)        $   60,650



     A summary of net investment income follows:

                                                             Year ended December 31,


                                                    1997               1996                1995

                                                                 (In thousands)

Interest on fixed maturities                       $   53,469        $    48,899         $   45,535
Interest on mortgage loans                                110                160                 88
Interest on policy loans                                  760                713                632
Dividends on equity securities                            343                274                347
Interest on short-term investments                         88                 84                 60
Other, net                                                 27                 17                 31


   Total investment income                             54,797             50,147             46,693

Investment expenses                                       945                872                574
Interest expense                                          919                700                708
Amortization expense, hedges                              736                393              -----

   Net investment income                           $   52,197        $    48,182         $   45,411


     As required by law, fixed maturities and short-term investments were on deposit with or on behalf of various insurance regulatory authorities at December 31, 1997 and 1996, with carrying values of $754.5 million and $681.1 million, respectively. As of December 31, 1997 and 1996, bonds with a carrying value of $29.1 million and $30.2 million, respectively, were pledged as collateral for the Company's line of credit with the Federal Home Loan Bank.

   Investments in any one entity or its affiliates (other than U.S. Treasury securities and obligations of U.S. government corporations and agencies) exceeding 10% of the Company's consolidated stockholders' equity as of December 31, 1997 consisted of fixed maturity securities issued by Hydro Quebec at a carrying value of $11.5 million.

  (3) Hedging Activities

   In 1996, the Company began interest rate hedging programs whereby certain derivative financial instruments including swaptions and floors were purchased. The Company also began to purchase S&P 500 Index(R) call options and S&P 500 Index(R) puts as a result of the sale of equity indexed annuity products.

   Swaptions are being purchased to reduce the negative effect on the Company's fixed maturity investments and annuity liabilities of increased withdrawal activity that may result from extreme rises in interest rates. As of December 31, 1997, the Company was party to 44 agreements that expire quarterly from June 1999 through March 2006. The agreements entitle the Company to receive payments from the instruments' counterparties on future reset dates if the interest rate (which is tied directly to the 5-year constant maturity swap curve) on any expiration date is above a specified fixed rate (8.8% to 10.5% for instruments entered into as of December 31, 1997). As of December 31, 1997, the notional amounts range from $3 million to $9 million (total of $244 million) and the swaptions were carried at an amortized cost of $2.1 million. Amortized cost was $2.6 million at December 31, 1996.

   Floors are being purchased to reduce the negative effect that may result from extreme decreases in interest rates to a level below the guaranteed interest rates provided for in the Company's universal life insurance contracts. The 28 agreements for the floors outstanding as of December 31, 1997 expire quarterly from June 1999 through March 2006. The agreements entitle the Company to receive payments from the instruments' counterparties on future reset dates if the interest rate (which is tied directly to the 10-year constant maturity treasury curve) on the expiration date is below a specified fixed rate (5.0% for instruments entered into as of December 31, 1997). As of December 31, 1997, the notional amounts for each quarter ranged from $140 million to $270 million and the floors were carried at an amortized cost of $945,000. Amortized cost was $1.1 million at December 31, 1996.

   The Company offers equity indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the S&P 500 Index(R). A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options (call options) to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index(R). The call options provide the Company the opportunity to participate in the increases of the S&P 500 Index(R) if the market advances. As of December 31, 1997, the Company had purchased 113 call options with notional amounts ranging from $70,000 to $1.1 million (total of $36.3 million) and the call options were carried at an amortized cost of $7.9 million. At December 31, 1996, the Company had 40 call options with notional amounts totaling $11.2 million and amortized cost of $2.2 million.

   The Company is exposed to the risk of extreme declines in the market value of its call options if there is a sharp and prolonged decrease in the stock market. The Company currently is purchasing puts to reduce the negative effect of such a decline. The put agreements allow the Company to receive payments on future exercise dates if the S&P 500 Index(R) is below specified index levels.

   The costs of the interest rate hedging programs are not expected to have a material impact on the interest rate margin. For swaptions, floors, calls, and puts the Company pays only the original premium and is not at risk of further payments regardless of market conditions.

   The Company is exposed to the risk of losses in the event of nonperformance of the counterparties of the previously described swaptions, floors, and call options. Losses recorded in the Company's financial statements in the event of nonperformance are limited to the unamortized premium paid to purchase the instruments. Any economic loss will be measured by the net replacement cost of such instruments or by their fair value if net fair value is in the Company's favor. The Company limits its exposure to economic loss by diversifying purchases among reputable counterparties with appropriate credit ratings.

(4) Affiliation and Transactions with Affiliates

   The Company and its subsidiaries are parties to the Intercompany Operating Agreement (the Agreement) with ALLIED Group, Inc., ALLIED Mutual, and each of their respective subsidiaries. ALLIED Mutual controls 18.2% of the voting stock of ALLIED Group, Inc. The Agreement provides for the continued availability of office space, marketing services, agency forces, and computer and other facilities. The Agreement extends through December 31, 2004, after which it may be terminated on two years' notice given after December 31, 2002 by any party. Expenses are charged to the Company based on specific identification, or, if undeterminable, the expenses are allocated on the basis of cost and time studies that are updated annually. Rental expense incurred for office space allocated to the Company by ALLIED Mutual amounted to approximately $226,000, $253,000, and $234,000 for the years ended December 31, 1997, 1996, and 1995, respectively.
ALLIED Life receives certain services from the Human Resources Department of ALLIED Group, Inc. that include, but are not limited to, maintaining employment documents, administering payroll and employee benefits, keeping related records, placing employees, and providing termination counseling and processing. For such services, ALLIED Life pays a fee to ALLIED Group, Inc. based on a percentage of the Company's gross payroll. Also included in this fee is an amount that represents the Company's share of the current net periodic postretirement benefit cost for the ALLIED Group, Inc. medical plan. Amounts incurred were approximately $162,000, $156,000, and $132,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

   The Company, ALLIED Life, and other affiliated companies are parties to the Management Information Services Agreement (the Services Agreement) with AMCO Insurance Company (AMCO), a subsidiary of ALLIED Group, Inc. Under the terms of the Services Agreement, AMCO provides certain computer services, printing, equipment leasing, and mail and communication services to ALLIED Life on a fee basis. The annual fee is subject to renegotiation throughout the term of the Services Agreement. The Services Agreement terminates on December 31, 2004 and has an extension provision similar to the Intercompany Operating Agreement's. Effective March 1, 1996, the Services Agreement was amended and certain personnel previously providing computer-related services to the Company and its subsidiaries were employed by ALLIED Life. As a result, fees paid for services provided by such employees prior to the amendment date are now paid directly by ALLIED Life. Expenses incurred under the Services Agreement were approximately $645,000, $863,000, and $1.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

   ALLIED Life, ALLIED Mutual, and the property-casualty subsidiaries of ALLIED Group, Inc. are parties to the ALLIED Group Joint Marketing Agreement (JMA). The JMA requires ALLIED Mutual and the property-casualty affiliates to promote to their customers and agents the sale of the products of ALLIED Life. The JMA provides for payment by ALLIED Life of an annual access fee of $100,000 plus an annual new-production incentive fee. The JMA also provides for joint systems development, including joint databases of customers and agents, multiple-account billing systems, marketing plans and promotions. Development costs are to be allocated on a mutually agreeable basis reflecting projected and actual utilization of the systems. The JMA continues to the year 2008 and continues thereafter subject to termination on two years' notice given by any party. The JMA contains noncompete provisions applicable during its term and for a period of ten years thereafter. Fees and expenses incurred under this agreement for the years ended December 31, 1997, 1996, and 1995 were approximately $100,000, $165,000, and $121,000, respectively.

   ALLIED Life received premium income from ALLIED Group, Inc. for term life insurance on its employee group in the amounts of approximately $468,000, $452,000, and $418,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

   The Company invests excess cash in a short-term investment fund with other affiliated companies. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the administrator of the fund. The fund was established to concentrate short-term cash in a single account to maximize yield. At December 31, 1997 and 1996, the Company had approximately $3.5 million and $795,000, respectively, invested in the fund, which is carried as a short-term investment. Interest earned from the fund during 1997, 1996, and 1995 was approximately $78,000, $74,000, and $77,000, respectively.

   The Company and its  subsidiaries  have from time to time borrowed funds from affiliates as needed on an arms length basis. The Company has various notes-payable agreements with ALLIED Mutual. As of December 31, 1997 and 1996 the outstanding borrowings were approximately $3.6 million and $1.6 million, respectively. The Company incurred interest expense to affiliates of approximately $241,000, $61,000, and $51,000 in 1997, 1996, and 1995,
respectively.

   Management believes the costs incurred by its affiliates and allocated to the Company would not be materially different than if they had been incurred from an unrelated third party. The transactions discussed herein result in intercompany balances that are created during the normal course of business and are settled on a monthly basis unless otherwise indicated.

(5) Fair Value of Financial Instruments

   The following table presents the carrying value and estimated fair value of the Company's significant financial instruments at December 31, 1997, and 1996:


                                       1997                                    1996
                                                Estimated                             Estimated
                           Carrying               fair             Carrying             fair
                             value                value              value              value

                                                       (In thousands)
Fixed maturity
  investments                $  766,028        $    766,028        $   699,498         $   705,637

Equity securities                 3,201               3,201              6,407               6,407

Cash settle put
  swaptions                       2,070                 638              2,615               2,202

Interest rate floors                945               3,621              1,137               2,075

Short-term
  investments                     3,594               3,594                919                 919

Call options                      7,924              11,641              2,175               2,814

Annuity contracts              (514,908)           (483,208)          (467,505)           (437,623)

Universal life
  contracts                    (196,709)           (143,866)          (182,727)           (132,977)

Note payable                     (6,360)             (6,360)           (20,470)            (20,470)

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

(6)Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In 1997, the Company followed the policy of reinsuring that portion of the risk in excess of $150,000 on each life ($250,000 for insureds aged 59 and under). The Company's long-term care and medicare supplement insurance coverage is 100% ceded.

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

(7) Preferred Stock

   The Company is authorized to issue 7.5 million shares of preferred stock without par value. The preferred stock may be issued from time to time by the Board of Directors in one or more series with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

6.75% Series

     The 6.75% Series Preferred Stock (6.75% Series) issued to ALLIED Mutual is perpetual, nonconvertible, voting, and cumulative with respect to dividends. The annual dividend rate is 6.75% of the liquidation preference of $10.85 ($0.7324 per share) and is payable quarterly. At its option, the Company may pay the dividend in additional shares of 6.75% Series for any quarter ending on or prior to September 30, 1998. The 6.75% Series has no preemptive rights and is not registered or traded. Upon any transfer by ALLIED Mutual, the 6.75% Series becomes nonvoting and is callable under certain conditions.

     The Company paid dividends to ALLIED Mutual on its outstanding 6.75% Series through the issuance of 148,402, 138,793, and 129,808 shares of such stock in 1997, 1996, and 1995, respectively.

ESOP Series

     During 1997,  1996,  and 1995 the Company sold 19,143,  14,787,  and 14,650 shares of Series A ESOP Convertible Preferred Stock (ESOP Series) to the ESOP Trust for $17.50, $18.13, and $15.00 per share, respectively. At December 31, 1997, a commercial bank, acting on behalf of the ESOP participants as the trustee for the ESOP, was the holder of 100,732 shares of the ESOP Series. The ESOP Trust purchased an additional 13,163 shares on January 2, 1998 for $21.88 per share funded by a $183,000 employer contribution from ALLIED Life and ESOP Series dividends.

     As holder of the outstanding ESOP Series, the ESOP Trust is entitled to vote the ESOP Series on all matters submitted to a vote of the holders of the common stock of the Company, voting together with the holders of common stock and 6.75% Series as one class. The ESOP generally provides that each ESOP participant is entitled to direct the trustee how to vote (or whether to tender or exchange) the shares of the ESOP Series allocated to the participant's account. Each share of the ESOP Series is convertible into one share of common stock and has one vote, subject to antidilution adjustments. During 1997, 1996, and 1995, respectively, 12,393, 2,834, and 5,263 shares of the ESOP Series were converted to common stock.

     The ESOP Series ranks senior to the common stock as to the payment of dividends and has a cumulative annual dividend of $1.00 per share, payable each June 30 and December 31. In the event of a liquidation of the Company, the trustee as holder of the outstanding ESOP Series is entitled to receive $15 per share plus accrued dividends prior to any distribution to the holders of common stock.

   The ESOP Series can be redeemed at the option of the Company, in whole or part, at any time after three years from the date the shares are issued or, under certain circumstances, in the third year or before. For redemptions in the year 2004 and beyond, the redemption price is $15 per share plus accrued and unpaid dividends; in years prior to 2004, there is a premium above the $15 per share price as set forth in the Certificate of Designations for the ESOP Series. The Company, at its option, may make payment of the redemption price in cash, in shares of common stock, or a combination thereof. Upon receipt of a redemption notice from the Company, the trustee, acting in its fiduciary capacity, may elect to convert the ESOP Series to common stock prior to redemption. If necessary to provide for distributions to participants or for other special circumstances, the trustee may request the Company redeem shares at $15 per share. In accordance with the foregoing, the Company redeemed 438 shares of the ESOP Series at $15 per share in 1995.

   The ESOP Series has no preemptive rights and is not registered or traded. Upon any transfer by the trustee, the ESOP Series is automatically converted into shares of the Company's common stock.

(8) Common Stock

   The Company and ALLIED Mutual have entered into a Stock Rights Agreement (Agreement) that expires in 2008. Under the Agreement, ALLIED Mutual is entitled to nominate and the Company is required to use its best efforts to cause the election or retention of a number of members of the Company's Board of Directors in proportion to ALLIED Mutual's percentage ownership of the total number of shares of the Company's voting stock outstanding at the time of nomination. In addition, the Company is required to elect to its Executive Committee at least one Company director who has been nominated by ALLIED Mutual. The Agreement restricts the ability of ALLIED Mutual to grant proxies to other than affiliated individuals and to solicit other shareholders of the Company. ALLIED Mutual also is prohibited from initiating or accepting a tender offer for shares of the common stock except under certain conditions. The Company has a right of first refusal with respect to any sale by ALLIED Mutual of the common stock, subject to certain exceptions. ALLIED Mutual has incidental registration rights and three-demand registration rights with respect to all stock of the Company owned by ALLIED Mutual.

   The Company has reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Employee Stock Purchase Plan (ESPP). The Company receives 85% of the fair market value of the shares issued under the ESPP. During 1997, 1,571 shares were issued at prices ranging from $13.82 to $20.40. During 1996 and 1995, 1,934 and 6,963 shares, respectively, were issued at prices ranging from $13.18 to $17.37 for 1996 and $12.33 to $19.13 for 1995.
At December 31, 1997, 326,959 shares were available for issuance.

   The Company has reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Outside Director Stock Purchase Plan
(DSPP). Under the DSPP, participants pay 85% of the fair value of the shares issued. The 15% discount is recognized as expense on the date of issue. During 1997, 2,958 shares were issued at prices ranging from $19.13 to $21.50. During 1996 and 1995, 2,677 and 4,737 shares were issued at prices ranging from $17.37 to $17.38 and $17.06 to $17.13, respectively. At December 31, 1997, 335,213 shares were available for issuance.

   During 1995 the Company reserved 350,000 shares of common stock for issuance under the ALLIED Life Financial Corporation Dividend Reinvestment and Stock Purchase Plan. Any stockholder of record may participate in the plan and have cash dividends reinvested in additional shares of Company common stock. The plan also allows for optional cash payments. Shares of common stock purchased under the plan may be either original issue shares or open market shares. The Company has determined the purchased shares will be original shares until it determines otherwise. The number of shares purchased by the plan participants is based upon fair market value on a predetermined date. During 1997, 535 shares were issued at prices ranging from $16 to $23.88. During 1996, 628 shares were issued at prices ranging from $15.88 to $21; during 1995, 312 shares were issued at prices ranging from $16.81 to $19.13. At December 31, 1997, 348,525 shares were available for issuance.

   During 1997, pursuant to rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased and canceled 150,000 shares of Company common stock on the open market at an average cost of $16.52 per share. During 1996, the Company repurchased and canceled 150,000 shares of Company common stock on the open market at an average cost of $16.94 per share.

  The dividend per common share for 1997, 1996, and 1995 was $0.25, $0.21, and $0.17, respectively.

(9) Stock Option Plans

   At December 31, 1997, the Company had four stock-based compensation plans, two described in note 8 (the ESPP and DSPP) and two described here: the ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incentive Plan) and the ALLIED Life Financial Corporation Executive Stock Option Plan (Option
Plan). The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the following stock option plans or for the ESPP. Had compensation cost for these items been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                                    1997              1996             1995
                                                      (In thousands, except per share data)

Net income
      As reported                               $    10,473      $     8,073       $     9,712
      Pro forma                                 $    10,384      $     8,018       $     9,688

Diluted earnings per share
      As reported                               $      1.94      $      1.39       $      1.75
      Pro forma                                 $      1.92      $      1.38       $      1.75


   Pro forma net income reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 1997, 1996, and 1995, dividend yield of 1.25%, expected volatility of 45%, and expected life of 6 years and a risk- free interest rate of 6% for 1997 and 7% for 1996 and 1995.

   The Company reserved 186,800 shares of common stock for issuance to key employees of the Company and its affiliates under the Incentive Plan. Under the Incentive Plan, shares of common stock are available for grant until December 31, 2003 as incentive and nonqualified stock options (collectively, Options), stock appreciation rights (SARs), and restricted stock. The Options, SARs, and restricted stock were issued to vest beginning two or three years after the grant date at a rate of 25% or 33.3% per year and expire ten years after the date of grant. Options, SARs, and restricted stock prices are based on the fair market value as of the date of grant. As of December 31, 1997, the 64,467 outstanding Options and SARs had exercise prices ranging from $12.88 to $23.13 and had a weighted-average remaining contractual life of 8.6 years. At December 31, 1997, 108,282 shares were available for award under the Incentive Plan.

   The Company has reserved 213,000 shares of common stock for issuance to key employees of the Company and its affiliates under the Option Plan until September 1, 2003. The Option Plan is a nonqualified stock option plan. Options are granted subject to a vesting schedule whereby 33.3% vest three years from the date of grant, 66.7% vest four years from the date of grant, and 100% vest five years from the date of grant. The option price is equal to the fair market value of the common stock at the time the option is granted. Options granted under the Option Plan expire ten years from the date of grant. As of December 31, 1997, the 124,293 outstanding options had exercise prices ranging from $12.00 to $17.63 and had a weighted average remaining contractual life of 6.2 years. At December 31, 1997, 31,167 shares were available for award under the Option Plan.

   A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                     1997                      1996                       1995


                                         Weighted                  Weighted                  Weighted
                                          average                   average                   average
                              Shares  exercise price    Shares  exercise price    Shares  exercise price

                                                       (In thousands, except price data)

Outstanding at
beginning of year                205       $  12.99        183      $  12.27         227      $  12.06

Granted                           38          19.35         27         17.63          14         15.30
Exercised                        (33)         12.36         (5)        12.13         (27)        12.00
Cancelled                        (25)         13.03      -----         -----         (31)        12.33



Outstanding at
end of year                      185       $  14.40        205       $ 12.99         183      $  12.27


Options exercisable
at end of year                    69          12.15         54         12.05       -----         -----


Weighted-average fair
value of options granted
during the year                            $   9.54                  $  8.71                  $   7.08



   The issuance of SARs and restricted stock under the Incentive Plan reduces the number of options available for future issuance. No restricted shares were awarded in 1997. During 1996 and 1995, 1,355 and 3,458 shares of restricted stock were awarded at $17.25 and $15.50 per share, re-spectively. At December 31, 1997, 3,167 restricted shares were outstanding. The following table shows SAR activity for the years ended December 31, 1997, 1996 and 1995:

                                      1997                     1996                        1995

                                         Weighted                  Weighted                  Weighted
                              No. of      average       No. of      average       No. of      average
                               SARs   exercise price     SARs   exercise price     SARs   exercise price

Outstanding at
beginning of year              5,182      $   15.49      3,300      $  14.10       2,000      $  12.88

Granted                        -----          -----      2,000         17.63       2,000         15.30
Exercised                       (962)         13.74       (118)        12.88       -----         -----
Cancelled                       (788)         15.78      -----         -----        (700)        14.06

Outstanding at
end of year                    3,432       $  15.91      5,182      $  15.49        3,300     $  14.10


SARs exercisable
at end of year                   155          14.00        383         12.88       -----         -----


(10) Retained Earnings

   Retained earnings of ALLIED Life available for distribution as dividends to ALLIED Life Financial Corporation are limited by law. Under the Iowa Insurance Code, dividends may be paid by ALLIED Life only from statutory earned surplus, which as of December 31, 1997 was $21.3 million. In addition, ALLIED Life may not pay an extraordinary dividend without prior notice to and approval of the Iowa Insurance Commissioner. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the greater of (i) 10% of statutory policyholders' surplus (total capital stock plus surplus) as of December 31 of the preceding year or
(ii) the statutory net gain from operations of the insurer for the twelve-month period ending December 31 of the preceding year. During 1997, 1996, and 1995, the Company paid cash dividends on common stock of $1.1 million, $959,000, and $785,000, respectively. During 1997, 1996, and 1995, the Company paid cash dividends of $107,000, $95,000, and $85,000, respectively, on preferred stock. ALLIED Life paid to the Company dividends of $1.8 million, $1.4 million, and $800,000 during 1997, 1996, and 1995, respectively, primarily to fund the Company's cash dividend requirements and its note payments on indebtedness to affiliates. During 1998, the maximum amount available for distribution to the Company from ALLIED Life without regulatory approval of the Iowa Insurance Commissioner is $9 million.

   Statutory capital and surplus for ALLIED Life was $51.3 million and $46.5 million at December 31 1997 and 1996, respectively. Statutory net income for ALLIED Life was $9.7 million, $5.3 million, and $6.7 million for the years ended December 31, 1997, 1996, and 1995, respectively.

(11)   Employee Retirement Plans

   The ESOP established by the Company is a nonleveraged defined contribution plan. The ESOP covers all employees who meet eligibility requirements. Shares of the ESOP Series are allocated annually to each employee's account pursuant to a formula based on employee compensation and years of service and are held in trust until the employee's termination, retirement, or death. The Company recognized compensation expense for the amount contributed to the ESOP.

   The  Company's  ESOP expense was  $183,000,  $238,000,  and $176,000 in 1997,
1996, and 1995, respectively. During 1997, 1996, and 1995, the ESOP Trust received $106,609, $95,163, and $84,826, respectively, from dividends on the ESOP Series, which were used to purchase stock for participants.


(12)   Line of Credit

   The Company has a line of credit agreement with the Federal Home Loan Bank to make available borrowings of up to $25 million. The line expires March 13, 1998. Interest is payable at either an adjustable interest rate with the interest rate set daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of December 31, 1997 and 1996, borrowings on this line of credit agreement were $6.4 million and $20.5 million at an interest rate of 6.3% and 5.7% per annum, respectively. The Company incurred interest expense to nonaffiliates of $919,000, $690,000, and $656,000 in 1997, 1996, and 1995,
respectively.


(13)  Federal Income Taxes

   Total income taxes for the years ended December 31, 1997, 1996, and 1995 were allocated as follows:

                                                     1997                1996              1995

                                                                     (In thousands)
Net income                                           $   5,226          $   3,937        $   4,557
Unrealized appreciation
    of investments, net                                  3,524             (3,584)           4,476

                                                     $   8,750          $     353        $   9,033


    The  income  tax  effects  of  temporary   differences  that  gave  rise  to
significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 1997 and 1996 follow:

                                                                    December 31,
                                                              1997                         1996


                                                                  (In thousands)
Deferred income tax assets
    Policy liabilities                                    $   27,673                 $   24,711
    Deferred policy acquisition costs
    related to unrealized appreciation                         6,454                      1,398
    Other                                                        897                        331

      Total gross deferred income tax assets                  35,024                     26,440

    Less valuation allowance                                   -----                      -----

      Net deferred income tax assets                          35,024                     26,440

Deferred income tax liabilities
    Deferred policy acquisition costs                        (32,260)                   (30,363)
    Unrealized appreciation                                  (11,330)                    (2,750)
    Market discount on bonds                                  (1,230)                      (904)
    Other                                                       (756)                      (432)

      Total gross deferred income tax
        liabilities                                          (45,576)                   (34,449)

      Net deferred income tax liability                   $  (10,552)                 $  (8,009)



   The valuation allowance for deferred income tax assets at the beginning of the years ended December 31, 1997 and December 31, 1996 was $0. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period that those temporary differences become deductible. Management considers primarily the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1997.

   For the years ended December 31, 1997, 1996, and 1995, the actual income tax expense differed from the expected income tax expense based on the statutory federal income tax rate of 35%, primarily as a result of a reduction of income taxes related to prior years. The Company paid federal and state income taxes of $7 million, $3.9 million, and $4.1 million in 1997, 1996, and 1995, respectively.

   Prior to 1984, life insurance companies were permitted to defer from taxation a portion of statutory income. At December 31, 1983, the Company had accumulated approximately $3.3 million of this deferred income in what is referred to as its policyholders' surplus account. This amount was frozen under the Deficit Reduction Act of 1984 and could become taxable in the future only under certain conditions that management considers remote. The accumulated amount of income subject to current taxation less certain adjustments is set aside in another special memorandum tax account called a shareholders' surplus account. Dividends paid by the Company in excess of the balance in the shareholders' surplus account cannot be paid without a portion of policyholders' surplus becoming taxable. The balance of the shareholders' surplus account was approximately $57.5 million as of December 31, 1997.

(14)  Contingencies

  On January 20, 1998, a complaint was filed by a policyholder of ALLIED Life, in Superior Court of the State of California for the County of Los Angeles, against the Company, ALLIED Life, ALLIED Mutual, and unnamed persons. The complaint, an alleged class action suit, asserts that ALLIED Life fraudulently increased the cost of insurance rates charged to policyholders in breach of the terms of its universal life policies, its fiduciary obligations, and its obligations of good faith and fair dealing toward its policyholders and without adequate notice. The plaintiff, an insured under a universal life policy issued by ALLIED Life seeks actual, consequential, and punitive damages in unspecified amounts as well as interest, attorney's fees, an accounting for moneys allegedly improperly charged to policyholders, and injunctive relief, on behalf of herself and all policyholders of ALLIED Life with similar universal life policies.

   The Company believes the allegations relate to a claim that ALLIED Life collected a federal tax, known as the deferred acquisition cost tax (DAC tax), as well as other increased costs of doing business from its policyholders. The Company believes the amount of DAC tax and other costs claimed to have been collected from each policyholder is minimal, but the plaintiff in the case has asked the California court to treat the case as a class action representing all ALLIED Life policyholders from whom the claimed costs were collected. Similar class actions have been filed against other life insurance companies since the federal DAC tax law was enacted in 1990. The Company believes the action will raise the issue of whether the DAC tax may be included in the cost of insurance charged to policyholders under the terms of the universal life contracts. Management believes the increased costs charged to policyholders never violated the contracts.

   The Company believes that the increased costs complained of relate to universal life policies issued during and prior to 1991 and that ALLIED Life charged the increased costs to universal life policyholders primarily during the 1992 through 1995 accounting periods. The Company, ALLIED Life, and ALLIED Mutual do not expect the lawsuit to materially affect their claims-paying ratings or daily business operations. The Company, ALLIED Life, and ALLIED Mutual disagree with the allegations, believe the claims presented in this case are without merit, and believe the resolution of this matter will not materially affect the Company's financial position.

   The Company is a party to other lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position.

(15) Unaudited Interim Financial Information

                                                            Quarter ended

                                       March 31         June 30        September 30     December 31

1997 Operating Summary

    Insurance revenues              $      8,175    $      8,587      $      8,526     $      8,854

    Net investment income           $     12,683    $     12,852      $     13,223     $      13,439

    Realized investment
     (losses) gains                 $       (393)   $        140      $        857     $       1,749

    Total revenues                  $     20,788    $     21,918      $     23,086     $      24,460

    Total benefits and expenses     $     17,597    $     17,901      $     18,849     $      20,206

    Net income                      $      2,127    $      2,679      $      2,826     $       2,841

    Earnings per common share       $        .37    $        .50      $        .53     $         .54

                                                            Quarter ended
                                       March 31         June 30        September 30     December 31

1996 Operating Summary

    Insurance revenues              $      7,370    $      7,550      $      8,619     $      7,811

    Net investment income           $     11,750    $     11,937      $     11,827     $     12,668

    Realized investment
     (losses) gains                 $        (84)   $        (60)     $        (49)    $        315

    Total revenues                  $     19,324    $     19,697      $     20,644     $         21

    Total benefits and expenses     $     15,280    $     16,056      $     17,535     $     19,830

    Net income                      $      2,697    $      2,464      $      2,105     $        806

    Earnings per common share       $        .49    $        .44      $        .37     $        .09


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.
                                    Part III



Item 10.    Directors and Executive Officers of the Registrant


   The information under the caption "Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.


Item 11.    Executive Compensation


   The information under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.



Item 12.    Security Ownership of Certain Beneficial Owners and Management



   The information under the caption "Security Ownership of Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions


   The information under the caption "Certain Transactions and Relationships" in the 1998 Proxy Statement is incorporated herein by reference.

                                     Part IV





Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Form 10-k

(a)  List of Financial Statements and Schedules.                                                         Page(s)

     1.  Financial Statements.

           Independent Auditors' Report.                                                                   34

           Consolidated Statements of Income for the Years ended December 31, 1997, 1996,
           and 1995.                                                                                       35

           Consolidated Balance Sheets as of December 31, 1997 and 1996.                                  36-37

           Statements of Stockholders' Equity for the Years ended December 31, 1997, 1996,
           and 1995.                                                                                       38

           Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996,
           and 1995.                                                                                       39

           Notes to Consolidated Financial Statements.                                                   40-60


2.   Schedules.

     Independent Auditors' Report on Schedules.

     I.    Summary of Investments-Other Than Investments in Related Parties.                               69

     II.   Condensed Financial Information of Registrant.                                                70-73

     III.  Supplementary Insurance Information.                                                            74

     IV.   Reinsurance.                                                                                    75

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

     Short Term Management  Incentive Plan for 1997 (Incorporate by reference to
     Exhibit 10.35 to the Company's December 31, 1996 Form 10-K on file with the Commission), Exhibit 10.35.

     Amendment dated December 16, 1996 to ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incorporate by reference to Exhibit
     10.36 to the Company's December 31, 1996 Form 10-K on file with the Commission), Exhibit 10.36.

     Amendment dated June 12, 1997 to The ALLIED Life Financial Corporation Short Term Management Incentive Plan (Incorporate by reference to Exhibit
     10.41 to the Company's June 30, 1997 Form 10-Q on file with the Commission), Exhibit 10.41.

     Short Term Management Incentive Plan for 1998, Exhbit 10.45.

(b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the fourth quarter ended December 31, 1997.


(c)  Exhibits.


     NOTE: See "Index to Exhibits" on page number 77, which discloses the specific page numbers for the exhibits included in this Form 10-K.

     3. Articles of incorporation and bylaws.



     3.1 Articles of Incorporation of ALLIED Life Financial Corporation as of July 20, 1993 (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

     3.2  Bylaws  of  ALLIED  Life  Financial  Corporation  as of July  20,
          1993 and Amendment to the Bylaws dated October 14, 1993, December 14, 1994, and December 18, 1997 (Incorporated by reference to Exhibit
          3.2 to the Company's  Form 8-K filed with the Commission on January 5,
          1998).

     3.3 Articles of Amendment for Certificate of Designations, defining the rights of holders of 6.75% Series Preferred Stock of ALLIED Life Financial Corporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

     3.4 Amendment to Articles of Amendment for Certificate of Designations, defining the rights of holders of 6.75% Series Preferred Stock of ALLIED Life Financial Corporation (Incorporated by reference to Exhibit
         3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

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

10.8 Amended and Restated ALLIED Group Intercompany Operating Agreement between ALLIED Life Insurance Company and certain of its affiliated companies dated August 25, 1993 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No.33-68928).

10.9 The ALLIED Group Joint Marketing Agreement between ALLIED Life Insurance Company and affiliated property-casualty insurance companies dated August 30, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on September 16, 1993, Registration No. 33-68928).

10.12 Federal Home Loan Bank Open Line of Credit Application and Terms Agreement dated March 13, 1997 with ALLIED Life Insurance Company, (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1997 Form 10-Q on file with the Commission).

10.15 First Amendment to Amended and Restated ALLIED Group Intercompany Operating Agree-Agreement dated November 1, 1993 (Incorporated by reference to
Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the Commission on November 9, 1993, Registration No. 33-68928).

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

10.28 First Amendment to the ALLIED Life Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1995 Form 10-Q on file with the Commission).

10.29 Amendment dated July 21, 1995 to the ALLIED Life Financial Corporation Executive Stock Option Plan (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1995 Form 10-Q on file with the Commission).

10.30 Intercompany Cash Concentration Fund Agreement (Incorporated by reference to Exhibit to the Company's June 30, 1995 Form 10-Q on file with the Commission).

10.31 Stock Purchase Agreement dated January 2, 1996 between ALLIED Life Financial Corporation and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.31 to the Company's December 31, 1995 10K on file with the Commission).

10.32 Short Term Management Incentive Plan for 1996 (Incorporated by reference to Exhibit to the Company's December 31, 1995 10K on file with the Commission).

10.33 Amended and Restated Management Information Services Agreement Effective January 1, 1995 (Incorporated by reference to Exhibit 10.33 to the Company's December 31, 1995 10K on file with the Commission).

10.34 Stock Purchase Agreement date January 2, 1997 between ALLIED Life Financial Corporation and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.34 to the Company's December 31, 1996 10K on file with the Commission).

10.35 Short Term Management Plan for 1997  (Incorporated by reference to Exhibit
10.35 to the Company's December 31, 1996 10K on file with the Commission).

10.36 Amendment dated December 16, 1996 to ALLIED Life Financial Corporation Long-Term Management Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company's December 31, 1996 10K on file with the Commission).

10.37 Amendment dated December 18, 1996 to Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit 10.37 to the Company's December 31, 1996 10K on file with the Commission).

10.38 Tax Sharing Agreement, dated January 1, 1997, between ALLIED Life Financial Corporation, ALLIED Life Brokerage Agency, Inc., and ALLIED Group Merchant Banking Corporation (Incorporated by reference to Exhibit 10.38 to the Company's December 31, 1996 10K on file with the Commission).

10.39 Amended and Restated Management Information Services Agreement Effective March 1, 1996 (Incorporated by reference to Exhibit 10.39 to the Company's December 31, 1996 10K on file with the Commission).

10.40 First Amendment to Amended and Restated Management Information Services Agreement Effective March 1, 1996 (Incorporated by reference to Exhibit 10.40 to the Company's December 31, 1996 10K on file with the Commission).

10.41 Amendment dated June 12, 1997 to The ALLIED Life Financial Corporation Short Term Management Incentive Plan (Incorporate by reference to Exhibit 10.41 to the Company's June 30, 1997 Form 10-Q on file with the Commission).

10.42 Second Amendment dated May 13, 1997 to Consulting  Agreement  between John
E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporate by reference to Exhibit 10.42 to the Company's June 30, 1997 Form 10-Q on file with the Commission).

10.43 Promissory Note dated October 28, 1997 between ALLIED Mutual Insurance Company and ALLIED Life Financial Corporation (Incorporate by reference to
Exhibit 10.43 to the Company's September 30, 1997 Form 10-Q on file with the Commission).

10.44 1997 Incentive Plan ALLIED Life Vice President Marketing (Incorporate by reference to Exhibit 10.44 to the Company's June 30, 1997 Form 10-Q on file with the Commission).

10.45 Short Term Management Incentive Plan for 1998

10.46 Stock Purchase Agreement dated January 2, 1998 between ALLIED Life Financial Corporation and State Street Bank and Trust Company.

11   Statement re Computation of Per Share Earnings.

21 Subsidiaries of the Registrant.

23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule.



(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).



     None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders

ALLIED Life Financial Corporation



Under date of February 12, 1998, we reported on the consolidated balance sheets of ALLIED Life Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                       /s/KPMG Peat Marwick LLP
                                                         KPMG Peat Marwick LLP



Des Moines, Iowa

February 12, 1998

               ALLIED Life Financial Corporation and Subsidiaries

                       SCHEDULE I-SUMMARY OF INVESTMENTS-

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1997





                    Column A                                 Column B           Column C         Column D


                                                                                                  Amount at
                                                                                                     which
                                                                                                   shown in
                                                             Amortized            Fair            the balance
             Type of Investment                                Cost               value              sheet

                                                                            (In thousands)

Fixed maturities available for sale:
     U.S. Treasury securities and obligations of U.S.
       government corporations and agencies                   $    25,466       $     26,462       $    26,462
     Foreign governments                                            5,144              5,408             5,408
     Corporate securities and public utilities                    543,788            566,598           566,598
     Mortgage-backed securities                                   159,365            167,560           167,560


           Total fixed maturities available for sale              733,763       $    766,028           766,028



Equity Securities                                                   3,094       $      3,201             3,201

Mortgage loans on real estate                                         984                                  984
Policy loans                                                       11,164                               11,164
Other assets                                                        3,014                                3,014
Short-term investments                                              3,594                                3,594

           Total investments                                  $   755,613                          $   787,985



               ALLIED Life Financial Corporation and Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                             CONDENSED BALANCE SHEET
                           December 31, 1997 and 1996




                                                                                   1997                1996

                                                                                       (In thosuands)
Assets

Investments in subsidiaries, at equity                                           $    116,419        $   101,327
Short-term investments, at cost                                                         1,205                203
Accounts receivable                                                                         1                  2
Current income taxes recoverable                                                          135                 43


              Total assets                                                       $    117,760        $   101,575


Liabilities

Note payable to  affiliates (note 2)                                             $      3,564        $     1,617
Other liabilities                                                                          39                 16


                                                                                        3,603              1,633


Stockholders' Equity

Preferred stock, no par value, issuable in series,
   authorized 7,500,000 shares
     6.75% Series, authorized 2,440 shares, issued and
     outstanding of 2,292 in 1997 and 2,144 in 1996                                    24,869             23,259
     ESOP Series, authorized 300 shares, issued and
     outstanding of 101 in 1997 and 94 in 1996                                          1,467              1,327
Common stock, no par value, $1 stated value,
   authorized 25,000 shares, issued and outstanding
   of 4,398 in 1997 and 4,497 in 1996                                                   4,398              4,497
Additional paid-in capital                                                             44,964             46,596
Retained earnings                                                                      29,404             21,751
Unrealized appreciation of investments, net                                             9,055              2,512


       Total stockholders' equity                                                     114,157             99,942


       Total liabilities and stockholders' equity                                $    117,760        $   101,575



            See accompanying Note to Condensed Financial Statements.

            ALLIED Life Financial Corporation SubsidiariesSCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                          CONDENSED STATEMENT OF INCOME
              For the years ended December 31, 1997, 1996, and 1995

                                                               1997                1996                1995

                                                                             (In thousands)

Equity in undistributed earnings of subsidiaries          $         8,547    $          6,698    $         8,746

Dividends received from subsidiaries                                2,100               1,475                925

Investment income                                                      44                  25                185

Realized investment gains                                           -----               -----                 65


                                                                   10,691               8,198              9,921


Operating expenses                                                    157                 154                180

Interest expense                                                      181                  44              -----


                                                                      338                 198                180


Income before income taxes                                         10,353               8,000              9,741

Income tax (benefit) expense                                         (120)                (73)                29


       Net income (note 1)                                $        10,473    $          8,073    $         9,712




            See accompanying Note to Condensed Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
                                   SCHEDULE II
               ALLIED Life Financial Corporation (Holding Company)
                        CONDENSED STATEMENT OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995




                                                                 1997                  1996               1995


Cash Flows from Operating Activities
   Net income                                                $   10,473           $    8,073           $  9,712
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Equity in undistributed earnings                          (8,547)              (6,698)            (8,746)
       Realized investment gains                                  -----                -----                (65)
       Accrued investment income                                  -----                -----                 21
       Income taxes                                                 (92)                 (42)                (5)
       Other, net                                                    24                   13                (94)


         Net cash provided by operating activities                1,858                1,346                823


Cash Flows from Investing Activities
   Purchase of fixed maturities available for sale                -----                -----             (1,635)
   Proceeds from sale of fixed maturities
     available for sale                                           -----                -----              4,432
   Investments in subsidiaries                                    -----                -----             (3,500)


         Net cash used in investing activities                    -----                -----               (703)


Cash Flows from Financing Activities
   Proceeds from note payable to affiliate, net                   1,946                1,617              -----
   Proceeds from issuance of common stock, net                      569                  189                588
   Proceed from issuance of preferred stock, net                    317                  249                194
   Dividends paid to stockholders                                (1,210)              (1,053)              (870 )
   Repurchase of common stock                                    (2,478)              (2,541)             -----


         Net cash provided by financing activities                 (856)              (1,539)               (88)


Net Increase in Cash and Short-term
   investments                                                    1,002                 (193)                32
Cash and short-term investments at beginning
   of year (period)                                                 203                  396                364


Cash and short-term investments at end of year               $    1,205           $      203           $    396





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



(2) Note payable to affiliate



     ALFC has entered into several note payable agreements with ALLIED Mutual. At December 31, 1997 and 1996, the outstanding balance of the note-payables were approximately $3.6 million and $1.6 million. In 1997 and 1996, ALFC incurred interest expense of approximately $181,000 and $44,000 relating to the note-payables.

               ALLIED Life Financial Corporation and Subsidiaries

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

              For the years ended December 31, 1997, 1996 and 1995
Column A                Column B   Column C   Column D  Column E   Column F     Column G     Column H   Column I   Column J Column K

                                                                          (In thousands)
                                      Future
                                      policy              Other
                                     benefits,            policy                           Benefits,  Amortization
                        Deferred      losses,             Claims     Insurance              claims,    of deferred
                       policy      claims and  Unearned    and      premiums and   Net     losses and   policy      Other
                      acquisition     loss     revenue    benefits    other     investment settlement acquisition operating Premiums
 Segment                costs       expenses   reserve   payable considerations   income   expenses    costs      expense   written


Year ended December 31, 1997:


 Life insurance         $84,188      $757,473      $-----      $5,879    $34,143    $52,132    $51,392  $11,097    $10,482   $ -----
  Other                   -----         -----       -----       -----      -----         65     -----     -----      1,583     -----

  Consolidated          $84,188      $757,473      $-----      $5,879    $34,143    $52,197    $51,392  $11,097    $12,065   $ -----


Year ended December 31, 1996:

  Life insurance        $92,418      $692,551      $-----      $5,312    $31,350    $48,145    $47,988  $10,595    $ 9,030   $ -----
  Other                  -----         -----        -----       -----      -----         37      -----    -----      1,087     -----

  Consolidated          $92,418      $692,551      $-----      $5,312    $31,350    $48,182    $47,988  $10,595    $10,117   $ -----


Year ended December 31, 1995:

   Life insurance       $79,718      $616,654      $-----      $5,695    $29,934    $45,215     $46,063 $ 5,941    $ 8,246   $ -----
   Other                 -----          -----       -----       -----      -----        196       -----   -----        792     -----

   Consolidated         $79,718      $616,654      $-----      $5,695    $29,934    $45,411     $46,063 $ 5,941    $ 9,038   $ -----



               ALLIED Life Financial Corporation and Subsidiaries
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 1997, 1996, and 1995

     Column A                     Column B          Column C         Column D           Column E     Column F

                                                  (In thousands)
                                                                                                     Percentage
                                                                       Assumed                        of amount
                                                   Ceded to other    from other                      assumed to
                                 Gross amount        companies        companies         Net amount       net

Year ended December 31, 1997:
     Life insurance in force   $ 9,536,681       $ (2,359,213)     $      92,959     $   7,270,427        1.3%

     Premiums:
       Life insurance premiums:
         and charges (1)       $    35,912       $     (7,003)     $         215     $      29,124        0.7%

         Accident and
         health insurance            3,514             (3,638)             -----              (124)       -----

         Total premiums        $    39,426       $    (10,641)     $         215     $      29,000        0.7%



Year ended December 31, 1996:

     Life insurance in force   $ 8,855,654       $  (2,633,078)    $     103,660      $  6,326,236        1.6%

     Premiums:
       Life insurance premiums:
         and charges (1)       $    33,500       $      (6,275)    $         232      $     27,457        0.8%

         Accident and
         health insurance            2,230              (2,232)           -----                 (2)      -----

         Total premiums        $    35,730       $      (8,507)    $         232      $     27,455        0.8%




Year ended December 31, 1995:

     Life insurance in force   $ 7,995,050       $ (2,538,119)     $     119,466      $  5,576,397        2.1%

     Premiums:
       Life insurance premiums:
         And charges (1)       $    32,350       $     (6,388)     $         228      $     26,190        0.8%

         Accident and
         health insurance            1,376             (1,372)             -----                 4      -----

           Total premiums      $    33,726       $     (7,760)     $         228      $     26,194       0.9%


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


                                              ALLIED Life Financial Corporation
                                                       (Registrant)


Date: March 3, 1998                      By    /s/ Wendell P. Crosser
                                                Wendell P. Crosser
                                                Vice President and Treasurer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature             Title                              Date


  /s/ SAMUEL J. WELLS       President (Principal Executive     March 3, 1998
      Samuel J. Wells                     Officer)

  /s/ WENDELL P. CROSSER    Vice President and Treasurer       March 3, 1998
      Wendell P. Crosser

  /s/ JOHN E. EVANS         Chairman of the Board and Director March 3, 1998
      John E. Evans

  /s/ JAMES W. CALLISON     Director                           March 3, 1998
      James W. Callison

  /s/ HAROLD S. EVANS       Director                           March 3, 1998
      Harold S. Evans

  /s/ DENNIS H. KELLY, JR.  Director                           March 3, 1998
      Dennis H. Kelly, Jr.

  /s/ GEORGE D. MILLIGAN    Director                           March 3, 1998
      George D. Milligan

     ALLIED Life Financial Corporation and Subsidiaries

                                                 INDEX TO EXHIBITS

Exhibit
Number                                             Item                                                 Page

10.45                          Short Term Management Incentive Plan for 1998                             78

10.46                          Stock Purchase Agreement dated January 2, 1998
                               between ALLIED Life Financial Corporation
                               and State Street Bank and Trust Company                                   83


11                             Statement re Computation of Per Share Earnings                            94

21                             Subsidiaries of the Registrant                                            95

23                             Consent of KPMG Peat Marwick LLP                                          96

27                             Financial Data Schedule                                                   97

                                        77