Form 10-Q
period 1998-03-31
ALLIED LIFE FINANCIAL CORP
filed 1998-05-14
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of May 1, 1998:

                        4,415,419 shares of Common Stock.

                        This document contains 18 pages.

                                     PART I

Item 1.  Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets



                                                                                    March 31,           December 31,
                                                                                      1998                 1997

                                                                                        (In thousands)
Assets

Investments

     Fixed maturities available for sale, at fair value                            $  802,514          $ 766,028

     Equity securities at fair value                                                    3,201              3,201

     Mortgage loans on real estate                                                        974                984

     Policy loans                                                                      11,247             11,164

     Other invested assets                                                              2,832              3,014

     Short-term investments, at cost                                                      843              3,594


         Total investments                                                            821,611            787,985


   Accrued investment income                                                           12,486             10,988

   Accounts receivable                                                                    662                912

   Reinsurance ceded receivables                                                        6,900              7,168

   Deferred policy acquisition costs                                                   87,465             84,188

   Other assets                                                                        13,878             13,216


         Total assets                                                              $  943,002          $ 904,457



      See accompanying Notes to Interim Consolidated Financial Statements.

                 ALLIED Life Financial Corporation Subsidiaries
                           Consolidated Balance Sheets


                                                                                    March 31,          December 31,
                                                                                      1998                 1997
                                                                                             (In thousands)
Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                             $  530,131          $ 514,908
     Universal life contracts                                                         200,409            196,709
     Other                                                                              8,064              7,732
   Future policy benefits                                                              40,300             38,124
   Policy and contract claims                                                           4,350              4,102
   Other policyholder funds                                                             3,313              1,778


                                                                                      786,567            763,353

Checks drawn in excess of bank balances                                                 1,106              2,066
Current income taxes payable                                                              831                 23
Deferred income taxes                                                                  10,196             10,552
Indebtedness to affiliates (note 2)                                                     2,784              3,638
Note payable (note 3)                                                                  17,800              6,360
Other liabilities (note 5)                                                              8,569              4,308


         Total liabilities                                                            827,853            790,300

Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500 shares
     6.75% Series, authorized 2,440 shares, issued and
     outstanding of 2,331 in 1998 and 2,292 in 1997                                    25,289             24,869
     ESOP Series, authorized  300 shares, issued
     and outstanding of 105 in 1998 and 101 in 1997                                     1,609              1,467
Common stock, no par value, $1 stated value,
    authorized 25,000 shares, issued and outstanding of
    4,415 in 1998 and 4,398 in 1997                                                     4,415              4,398
Additional paid-in capital                                                             45,214             44,964
Retained earnings                                                                      29,990             29,404
Accumulated other comprehensive income                                                  8,632              9,055

              Total stockholders' equity                                              115,149            114,157

              Total liabilities and stockholders' equity                           $  943,002          $ 904,457




      See accompanying Notes to Interim Consolidated Financial Statements.

               ALLIED Life Financial Corporation and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

                                                                                        Three Months Ended
                                                                                             March 31,


                                                                                        1998                1997

                                                                              (In thousands, except per share data)
Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts                                                       $   5,720            $   5,384
   Surrender charges                                                                      937                  619
   Life insurance premiums                                                              4,322                3,246
   Other insurance income                                                               2,084                1,224
   Reinsurance premiums ceded                                                          (3,231)              (2,298)

     Total insurance revenues                                                           9,832                8,175
Investment income                                                                      13,743               12,683
Realized investment gains (losses)                                                        165                 (393)

Other income                                                                              417                  323

                                                                                       24,157               20,788
Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                                                                7,282                6,421
       Universal life contracts                                                         2,618                2,456
       Other                                                                               73                  126
   Death benefits                                                                       3,198                2,807
   Other policyholder benefits                                                          2,476                1,205
   Reinsurance recoveries                                                              (1,547)                (288)

       Total policyholder benefits                                                     14,100               12,727

Amortization of deferred policy
   acquisition costs                                                                    2,471                2,156
Commissions                                                                             1,309                  872
Affiliated operating expenses                                                             167                  143
Other insurance operating expenses (note 5)                                             4,077                1,699

                                                                                       22,124               17,597

Income before income taxes                                                              2,033                3,191

Income Taxes
   Current                                                                                820                  754
   Deferred                                                                              (129)                 310

                                                                                          691                1,064

Net Income                                                                              1,342                2,127

Unrealized holding gain arising during the period, net of deferred tax                    424               (4,841)

Comprehensive Income                                                                $   1,766            $  (2,714)

Net income applicable to
   common stock (diluted basis)                                                     $     922            $   1,707

Earnings Per Share

Basic earnings per share                                                            $    0.20            $    0.38

Diluted earnings per share                                                          $    0.20            $    0.37


       See accompanying Notes to Interim Consolidated Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                       Three Months Ended
                                                                                            March 31,


                                                                                       1998                1997

                                                                                         (Dollars in thousands)
Cash Flow From Operating Activities
   Net income                                                                      $   1,342           $   2,127
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                            (5,720)             (5,383)
      Surrender charges                                                                 (937)               (619)
      Interest credited to policyholder account balances                              10,279               9,003
      Realized investment (gains) losses                                                (165)                393
      Change in
       Accrued investment income                                                      (1,498)             (1,436)
       Reinsurance ceded receivables                                                     267                 115
       Deferred policy acquisition costs                                              (1,805)             (1,942)
       Liabilities for future policy benefits                                          2,176                 918
       Policy and contract claims and other policyholder funds                         1,783               1,151
       Current income taxes                                                              809                (751)
     Deferred income taxes                                                              (129)                739
     Other, net                                                                          259              (2,656)

         Net cash provided by operating activities                                     6,661               1,659

Cash Flows from Investing Activities
   Purchase of fixed maturities held to maturity                                        ----              (5,394)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                                   ----               3,312
   Purchase of fixed maturities available for sale                                  (107,542)            (39,755)
   Proceeds from sale of fixed maturities available for sale                          60,346              28,223
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                               12,647               3,610
   Purchase of equity securities                                                        ----              (2,453)
   Proceeds from sale of equity securities                                              ----               1,023
   Proceeds from repayment of mortgage loans                                              10                 132
   Change in policy loans, net                                                           (83)               (333)
   Purchase of property, plant, and equipment                                           (120)               (362)

         Net cash used in investing activities                                       (34,742)            (11,997)


Cash Flows from Financing Activities
   Change in checks drawn in excess of bank balances                                    (960)             (1,112)
   Deposits to policyholder account balances                                          31,595              25,032
   Withdrawals from policyholder account balances                                    (15,565)            (17,623)
   Change in note payable, net                                                        11,440               4,530
   Change in note payable to affiliate                                                (1,254)               (135)
   Proceeds from issuance of stock, net                                                  410                 491
   Dividends paid to stockholders                                                       (336)               (297)

              Net cash provided by financing activities                               25,330              10,886

Net (Decrease) Increase in Cash and Short-term Investments                            (2,751)                548

   Cash and short-term investments at beginning of year                                3,594                 920

   Cash and short-term investments at end of quarter                               $     843           $   1,468



      See accompanying Notes to Interim Consolidated Financial Statements

               ALLIED Life Financial Corporation and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation and its subsidiaries on a consolidated basis (the Company).

At March 31, 1998, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 56% of the voting stock of ALLIED Life Financial Corporation and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 2%. The remainder was owned by public stockholders.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Life Financial Corporation's Annual Report on 10K for the year ended December 31, 1997. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for a fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated.

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At March 31, 1998, the Company had a net investment balance in the intercompany fund of $711,000. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

ALLIED Life Financial Corporation has a note payable with ALLIED Mutual. At March 31, 1998 the outstanding balance of the note payable was $2.3 million.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25 million. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of March 31, 1998, borrowings on this line of credit agreement were $17.8 million at an interest rate of 5.91% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $27.8 million.

(4) New Accounting Standards

In June of 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. This statement requires revised and additional disclosures but will have no effect on the results of operations or the financial position of the Company.

ALLIED Life Financial Corporation and Subsidiaries
        Notes to Interim Consolidated Financial Statements (continued)




In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information." Under this statement, public companies will report financial and descriptive information about their operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998. This statement requires revised and additional disclosures but has no effect on the results of operations or the financial position of the Company. The Company considers its combined life insurance and annuity operations to be its only operating segment.

(5) Litigation Reserve

The Company announced in January, 1998 that a complaint had been filed by a policyholder of ALLIED Life Financial Corporation's principal subsidiary, ALLIED Life Insurance Company ("ALLIED Life"), in Superior Court in the State of California for the County of Los Angeles. The Complaint was cast as a class action and alleged that ALLIED Life fraudulently increased the cost of insurance rates charged to policyholders in breach of the terms of its universal life policies, its fiduciary obligation, and its obligations of good faith and fair dealing toward its policyholders and without adequate notice. The plaintiff, an insured under a universal life policy issued by ALLIED Life, seeks actual, consequential, and punitive damages in unspecified amounts as well as interest, attorney's fees, an accounting for moneys allegedly improperly charged to policyholders, and injunctive relief, on behalf of herself and all policyholders of ALLIED Life with similar universal life policies.

While the outcome of the litigation remains uncertain, the Company has estimated that a reasonable range of cost with respect to this litigation, including attorney fees, would be, on an after tax basis, $700,000 to $1.5 million. Accordingly, in the first quarter of 1998, the Company recorded an after tax reserve in the amount of $1.3 million ($2.0 million pretax - included in Other insurance operating expenses), or $0.29 per share, in connection with the lawsuit.



Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Forward-looking Information

Management's estimates, beliefs and anticipations in the following discussion and in Note 5 of the Notes to Interim Financial Statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Investors are cautioned that there are important factors that could cause actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to , (1) heightened competition, particularly intensified price competition, the entry of new competitors from the financial services sector, and the creation of new products by competitors; (2) adverse state and federal legislation and regulations, including federal tax laws affecting individuals, changes in the taxation of insurance companies, federal legislation allowing the entry of new competitors from the financial services sector, and the regulation of product design and the marketing of those products; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions that are less favorable than expected; (5) unanticipated changes in industry trends; and (6)inaccuracies in assumptions regarding future morbidity, persistency, morality, and interest rates, and other risks detailed herein and from time to time in the Company's other reports.

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ALLIED Life Financial Corporation is an insurance holding company. The financial statements include the accounts of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc. (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). ALLIED Life accounts for substantially all of the Company's operations and sells primarily universal life insurance, term life insurance, and annuity products.

The following table reflects ALLIED Life's production information and pretax operating results excluding realized investment gains (losses) and related amortization of deferred policy acquisition costs for the periods indicated.

                            Life Insurance Operations

                                                                                       Three Months Ended
                                                                                              March 31,

                                                                                       1998             1997

                                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents

         Universal Life                                                            $  4,535,419     $  4,419,829
         Term life                                                                    4,721,498        4,287,625
         Whole life                                                                      51,892           49,198

                                                                                      9,308,809        8,756,652

       Other                                                                            416,177          383,770

                                                                                   $  9,724,986     $  9,140,422


     Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                                                            $     89,535     $    157,639
         Term life                                                                      298,754          272,187
         Whole life                                                                       2,300            1,756


                                                                                        390,589          431,582

       Other                                                                              1,807            1,774

                                                                                   $    392,396     $    433,356

     Termination rate

       Universal Life                                                                      11.2%             6.8%

       Term life                                                                           16.5%            17.6%

   Annuities

     Account balance                                                               $    530,131     $    474,727

     First-year annuity premiums                                                   $     19,693     $     14,024

                                        7

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

                      Life Insurance Operations (Continued)


                                                                                         Three Months Ended
                                                                                              March 31,

                                                                                        1998              1997

                                                                                          (Dollars in thousands)

Profitability

Investment income                                                                    $   13,724        $  12,672

Interest credited on
     Annuities                                                                            7,282            6,421
     Universal life                                                                       2,618            2,456
     Other                                                                                   73              126

         Total interest expense                                                           9,973            9,003

         Investment spread                                                                3,751            3,669

Fee income
     Universal life charges                                                               6,498            5,838
     Annuity surrender charges                                                              159              165

         Total fee income                                                                 6,657            6,003

Other insurance income                                                                    3,175            2,172

         Adjusted insurance revenues                                                     13,583           11,844

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                                                              2,385            2,436
     Commissions                                                                          1,035              688
     Other operating expenses                                                             1,902            1,591
     Administrative fees                                                                    182              121
     Litigation reserve                                                                   2,000             ----

         Total acquisition and operating
           expenses                                                                       7,504            4,836
     Death benefits, net                                                                  1,983            2,326
     Other policyholder benefits, net                                                     2,145            1,398


         Total other expenses                                                            11,632            8,560

Income before income taxes and realized
   investment gains (losses) from
   insurance operations                                                              $    1,951        $   3,284

(1) Excludes amortization of deferred policy acquisition costs resulting from net realized investment gains (losses).

RESULTS OF OPERATIONS

Consolidated revenues for the three months ended March 31, 1998 were $24.2 million, a 16.2% increase over the $20.8 million reported for the first three months of 1997. Investment income rose 8.4% to $13.7 million from $12.7 million. The company had realized investment gains of $165,000 in 1998 while in 1997 it had realized investment losses of $393,000.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)


Operating income decreased to $2.0 million from $3.3 million for the three months ended 1998 and 1997, respectively. Net income decreased 36.9% to $1.3 million ($0.20 per share) from $2.1 million ($0.37 per share) for the same time periods. During the first quarter of 1998, the Company established a $1.3 million ($0.29 per share) after tax ($2.0 million pretax) reserve for potential litigation expenses. Operating earnings per share for the first three months of 1998 were $0.19 compared to $0.39 for the first three months of 1997. First quarter operating earnings prior to the reserve were $0.48 per share.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 6.4% to $9.7 billion at March 31, 1998 from $9.1 billion at March 31, 1997. Growth was slowed by lower sales and a greater termination rate in relation to universal life insurance.

The face amount of new life insurance sold directly by agents through March 31, 1998 decreased 9.5% to $390.6 million from $431.6 million through March 31, 1997. The primary factor was a 43.2% decrease in the face amount of new universal life insurance sold to $89.5 million from $157.6 million. The decrease was due to lower market interest rate levels that have reduced the attractiveness of the savings element of universal life products. Universal life account balances grew 7.3% to $200.4 million from $186.7 million.

The universal life termination rate will continue to run higher than historic levels for 1998 and 1999, as a result of higher expected lapses on the Champion Universal Life product which was sold in 1993 and 1994. About 50% of the Champion business was sold at a low term-like premium level, which increases to a more normal permanent life insurance premium level beginning after the fifth policy anniversary date. This block of business is expected to lapse at a higher rate as the customer is required to pay the higher premium levels. The minimum premium level Champion product was originally priced with a higher expected 6th year lapse ratio. The Company has an active conservation program to retain the minimum premium Champion business, which includes offering term life insurance products or a low minimum premium universal life policy.

The face amount of new term life insurance sold directly by agents increased 9.8% to $298.8 million through March 31, 1998 from $272.2 million through March 31, 1997. ALLIED Life continues to sell mainly ten and twenty-year guaranteed premium policies within this product line.

First-year annuity premiums increased 40.4% to $19.7 million through March 31, 1998 from $14 million through March 31, 1997. ALLIED Life's sales of indexed annuities remained strong throughout the quarter. Total annuity account balances increased 11.7% to $530.1 million at March 31, 1998 from $474.7 million at March 31, 1997.

Adjusted insurance revenues increased 14.7% to $13.6 million for the first three months of 1998 from $11.8 million for the first three months of 1997. The growth in policyholder account balances permitted invested assets, on a cost basis, to increase 9.0% to $791.4 million at March 31, 1998 from $726.1 million at March 31, 1997, allowing investment income to increase by 8.3%. ALLIED Life's return on invested assets through March 31, 1998 decreased to 7.22% from 7.27% through March 31, 1997. Investment spread for the first three months of 1998 and 1997 grew to $3.8 million from $3.7 million. Annual average interest-credited rates on universal life contracts decreased to 5.28% from 5.32% and on annuities increased to 5.57% from 5.45%. Amortization of deferred policy acquisition costs for the first three months of 1998 and 1997 remained at $2.4 million. Other operating expenses increased 19.5% to $1.9 million from $1.6 million.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)


Death benefits net of reinsurance for the first three months of 1998 and 1997 decreased 14.8% to $2.0 million ($0.21 per share after tax) from $2.3 million ($0.24 per share after tax). Other policyholder benefits net of reinsurance increased 53.5% to $2.1 million from $1.4 million due to increases in reserves for single premium immediate annuities.

In January, 1998 a lawsuit was filed by a policyholder of ALLIED Life related to a universal life insurance policy DAC tax (see note 5 to Notes to Interim
Consolidated Financial Statements). The outcome of the litigation remains uncertain but the Company established a reserve of $2.0 million ($1.3 million after tax) to cover potential expenses related to the lawsuit. ALLIED Life's operating income through March 31, 1998 and 1997 decreased 40.6% to $2.0 million from $3.3 million. The decrease is due primarily to the litigation reserve the Company established.


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

The Company has assessed its computer systems as they relate to the year 2000 issue. The Company has formulated a plan which management believes will resolve the issue. This plan is being updated and revised as additional information becomes available. The Company believes it has sufficient internal and external resources to implement the plan. The Company believes that testing of the systems will be finalized before the year 2000 and should not have a significant effect on the Company's ability to conduct business in a reasonable fashion. At this time anticipated expenses for year 2000 compliance are not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Cashflow adequacy is measured by the companies' liquidity. Management believes there should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the first quarter 1998. Cash inflows were at levels sufficient to provide the grounds necessary to meet its obligations.

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

For the first three months of 1998 the Company operations provided cash inflows of $6.7 million and financing activities provided cash inflows of $25.3 million. For the first three months of 1997 it was $1.7 million and $10.9 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

Matching the investment portfolio maturities to the cash flow demands of the insurance coverages being provided is an important consideration. The Company performs cash-flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, the Company establishes a level of cash and securities that when combined with expected net cash inflows from operations, maturities of fixed-maturity investments, principal payments on mortgage-backed securities, and its insurance products is believed by management to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the first quarter of 1998, the Company paid cash dividends on common stock of $309,000. ALLIED Life paid to the Company dividends of $563,000 to fund the Company's dividend requirements and its note payment on the indebtedness to affiliates.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 13, 1999. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At March 31, 1998, the Company had outstanding borrowings of $17.8 million under the line of credit agreements and $2.3 million from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of March 31, 1998, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II


Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibit 10.12 - Federal Home Loan Bank Open Line of Credit Application and Terms Agreement dated February 28, 1998 with ALLIED Life Insurance Company.

                  Exhibit 11  -  Statement re Computation of Per Share Earnings.

                  Exhibit 27  -  Financial Data Schedule

                  Exhibit 10.47 - Third Amendment To Consulting Agreement

             (b) The  Company  filed two  reports  on Form 8-K  during the first quarter ended March 31, 1998.

                      Items           Financial             Date
                      Reported        Statements            Filed


                      Item 5 -- Other    None              January 5, 1998

                      Item 5 -- Other    None             January 29, 1998





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALLIED Life Financial Corporation
                                  (Registrant)


Date: May 13, 1998

                               By:   /s/   Wendell P. Crosser
                          Wendell P. Crosser, Vice President and Treasurer
                  (Principal Financial Officer and Principal Accounting Officer)