Form 10-Q
period 1998-06-30
ALLIED LIFE FINANCIAL CORP
filed 1998-08-13
CIK 912154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of August 1, 1998:

                        4,450,269 shares of Common Stock.

                        This document contains 18 pages.

                                     PART I

Item 1.  Financial Statements

                 ALLIED Life Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets




                                                                                     June 30,       December 31,
                                                                                       1998              1997

                                                                                         (In thousands)
Assets

Investments

     Fixed maturities available for sale, at fair value                            $  814,004          $ 766,028

     Equity securities at fair value                                                    4,667              3,201

     Mortgage loans on real estate                                                        825                984

     Policy loans                                                                      11,407             11,164

     Other invested assets                                                              2,649              3,014

     Short-term investments, at cost                                                    1,968              3,594


         Total investments                                                            835,520            787,985


Accrued investment income                                                              11,266             10,988

Accounts receivable                                                                       799                912

Reinsurance ceded receivables                                                           6,805              7,168

Deferred policy acquisition costs                                                      85,404             84,188

Other assets                                                                           16,476             13,216


         Total assets                                                              $  956,270          $ 904,457


      See accompanying Notes to Interim Consolidated Financial Statements.

                               ALLIED Life Financial Corporation Subsidiaries
                                      Consolidated Balance Sheets

                                                                                 June 30,          December 31,
                                                                                   1998                1997

                                                                                       (In thousands)
Liabilities

Policy liabilities

   Policyholder account balances
     Annuity contracts                                                             $  537,960          $ 514,908
     Universal life contracts                                                         202,690            196,709
     Other                                                                              8,853              7,732
   Future policy benefits                                                              41,561             38,124
   Policy and contract claims                                                           5,461              4,102
   Other policyholder funds                                                             2,162              1,778


                                                                                      798,687            763,353

Checks drawn in excess of bank balances                                                 1,490              2,066
Current income taxes payable                                                           ------                 23
Deferred income taxes                                                                  12,524             10,552
Indebtedness to affiliates (note 2)                                                     2,170              3,638
Note payable (note 3)                                                                  17,570              6,360
Other liabilities (note 6)                                                              5,845              4,308


         Total liabilities                                                            838,286            790,300

Stockholders' equity

Preferred stock, no par value, issuable in series,
   authorized 7,500 shares
     6.75% Series, authorized 2,440 shares, issued and
     outstanding of 2,370 in 1998 and 2,292 in 1997                                    25,716             24,869

     ESOP Series, authorized  300 shares, issued
     and outstanding of 99 in 1998 and 101 in 1997                                      1,522              1,467
Common stock, no par value, $1 stated value,
    authorized 25,000 shares, issued and outstanding of
    4,438 in 1998 and 4,398 in 1997                                                     4,438              4,398
Additional paid-in capital                                                             45,573             44,964
Retained earnings                                                                      30,353             29,404
Accumulated other comprehensive income                                                 10,382              9,055

              Total stockholders' equity                                              117,984            114,157

              Total liabilities and stockholders' equity                           $  956,270          $ 904,457



      See accompanying Notes to Interim Consolidated Financial Statements.


                       ALLIED Life Financial Corporation and Subsidiaries
                  Consolidated Statements of Income and Comprehensive Income

                                               Three Months Ended                        Six Months Ended
                                                    June 30,                                 June 30,


                                             1998               1997                1998                 1997

                                                        (In thousands, except per share data)
Revenues
Insurance revenues
   Policyholder assessments on
     universal life contracts                $  5,633            $  5,430           $  11,354            $  10,813
   Surrender charges                            1,217                 605               2,154                1,225
   Life insurance premiums                      3,869               3,652               8,191                6,898
   Other insurance income                       2,521               1,353               4,606                2,577
   Reinsurance premiums ceded                  (3,538)             (2,453)             (6,770)              (4,751)

     Total insurance revenues                   9,702               8,587              19,535               16,762
Investment income                              13,887              12,852              27,630               25,535
Realized investment gains (losses)                349                 140                 514                 (253)
Other income                                      380                 339                 797                  662

                                               24,318              21,918              48,476               42,706


Benefits and Expenses

Policyholder benefits
   Interest credited to policyholder
     account balances
       Annuity contracts                        7,342               6,437              14,624               12,621
       Universal life contracts                 2,662               2,488               5,281                5,181
       Other                                      108                  89                 181                  215
   Death benefits                               3,584               2,078               6,783                4,884
   Other policyholder benefits                  1,638               1,339               4,114                2,544
   Reinsurance recoveries                        (494)                (95)             (2,043)                (383)

        Total policyholder benefits            14,840              12,336              28,940               25,062


Amortization of deferred policy
  acquisition costs                             2,881               2,557               5,353                4,713
Commissions                                     1,403               1,012               2,712                1,884
Affiliated operating expenses                     148                 158                 315                  301
Other operating expenses (notes 4 and 6)        2,897               1,838               6,973                3,538

                                               22,169              17,901              44,293               35,498

Income before income taxes                      2,149               4,017               4,183                7,208

Income Taxes
  Current                                        (362)              1,918                 459                2,242
  Deferred                                      1,385                (580)              1,256                  160


                                                1,023               1,338               1,715                2,402

Net Income                                      1,126               2,679               2,468                4,806
Unrealized holding gain arising
  during the period, net of income tax          1,751              11,223               1,326                6,382


Comprehensive Income                         $  2,877            $ 13,902           $   3,794            $  11,188

Net income applicable to
    common stock (diluted basis)             $    700            $  2,280           $   1,621            $   4,014

Earnings Per Share
Basic earnings per share                     $   0.15            $   0.51           $    0.36            $    0.89

Diluted earnings per share                   $   0.15            $   0.50           $    0.36            $    0.87


                           See accompanying Notes to Interim Consolidated Financial Statements



               ALLIED Life Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                        Six Months Ended
                                                                                           June 30,

                                                                                       1998                1997
                                                                                         (Dollars in thousands)
Cash Flow From Operating Activities
   Net income                                                                      $   2,468           $   4,806
   Adjustments to reconcile net income to net cash provided by operating activities
      Policyholder assessments on universal life contracts                           (11,354)            (10,813)
      Surrender charges                                                               (2,154)             (1,225)
      Interest credited to policyholder account balances                              21,513              18,017
      Realized investment (gains) losses                                                (514)                252
      Change in
       Accrued investment income                                                        (278)               (314)
       Reinsurance ceded receivables                                                     363                 177
       Deferred policy acquisition costs                                              (3,183)             (3,541)
       Liabilities for future policy benefits                                          3,437               1,967
       Policy and contract claims and other policyholder funds                         1,744                 284
       Current income taxes                                                           (1,182)             (1,836)
     Deferred income taxes                                                             1,256                 159
     Other, net                                                                         (288)             (1,335)

         Net cash provided by operating activities                                    11,828               6,598

Cash Flows from Investing Activities

   Purchase of fixed maturities held to maturity                                      ------              (7,594)
   Maturities, calls, and principal reductions of fixed maturities
     held to maturity                                                                 ------               8,022
   Purchase of fixed maturities available for sale                                  (174,287)            (99,272)
   Proceeds from sale of fixed maturities available for sale                          93,282              71,304
   Maturities, calls, and principal reductions of fixed maturities
     available for sale                                                               37,776              11,035
   Purchase of equity securities                                                      (1,840)             (3,046)
   Proceeds from sale of equity securities                                               373               1,146
   Proceeds from repayment of mortgage loans                                             159                 335
   Change in policy loans, net                                                          (243)               (462)
   Purchase of property, plant, and equipment                                         (1,152)             (1,713)

         Net cash used in investing activities                                       (45,932)            (20,245)

Cash Flows from Financing Activities

   Change in checks drawn in excess of bank balances                                    (576)               (682)
   Deposits to policyholder account balances                                          55,980              55,296
   Withdrawals from policyholder account balances                                    (32,914)            (38,099)
   Change in note payable, net                                                        11,210              (1,590)
   Change in note payable to affiliate                                                (1,254)              2,228
   Proceeds from issuance of stock, net                                                  704                 555
   Repurchase of stock                                                                  ----              (2,478)
   Dividends paid to stockholders                                                       (672)               (587)

              Net cash provided by financing activities                               32,478              14,643

Net (Decrease) Increase in Cash and Short-term Investments                            (1,626)                996

   Cash and short-term investments at beginning of year                                3,594                 920

   Cash and short-term investments at end of quarter                               $   1,968           $   1,916




       See accompanying Notes to Interim Consolidated Financial Statements


               ALLIED Life Financial Corporation and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of ALLIED Life Financial Corporation (ALFC) and its subsidiaries on a consolidated basis (the Company).

At June 30, 1998, ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 56% of the voting stock of ALLIED Life Financial Corporation and the ALLIED Life Financial Corporation Employee Stock Ownership Trust owned 1%. The remainder was owned by public stockholders.

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

(2) Transactions with Affiliates

The Company and its affiliates pool their excess cash pursuant to the Intercompany Cash Concentration Fund Agreement. The fund, administered by AID Finance Services, Inc. (an affiliate of the Company), also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. At June 30, 1998, the Company had a net investment balance in the intercompany fund of $1.8 million. Pursuant to the Agreement, AID Finance Services, Inc. receives a management fee of 5 basis points which the fund participants pay in the form of an additional 0.05% in the interest rate for borrowings and a 0.05% reduction in the interest rate on invested funds.

ALLIED Life Financial Corporation has a note payable with ALLIED Mutual. At June 30, 1998 the outstanding balance of the note payable was $2.1 million.

(3) Note Payable to Nonaffiliates

ALLIED Life Insurance Company, a wholly owned subsidiary, has a line of credit agreement with the Federal Home Loan Bank (FHLB) to make available borrowings of $25 million. Interest is payable at either an adjustable interest rate with the interest rate set and charged daily on the outstanding advance amount or at a fixed rate with the interest rate set at issuance. As of June 30, 1998, borrowings on this line of credit agreement were $17.6 million at an interest rate of 6.37% per annum. All borrowings with the FHLB are secured by securities with a carrying value of $31.2 million.

(4) Merger with Nationwide

On June 3, 1998, ALFC announced that it had entered into an Agreement and Plan of Merger to be acquired by Nationwide Mutual Insurance Company (Nationwide) at a price of $30 per share cash for its common stock. The transaction is subject to regulatory approvals and, if required, approval by the ALFC shareholders. The transaction is structured as a tender offer for all of the outstanding shares of common stock of ALFC, to be followed by a second-stage merger of a subsidiary of Nationwide with and into ALFC. During the quarter, the Company incurred, net of tax, $921,000 ($0.20 per share) in merger related expenses ($955,000 pretax - included in Other operating expenses).

               ALLIED Life Financial Corporation and Subsidiaries
         Notes to Interim Consolidated Financial Statements (continued)

(5) New Accounting Standards

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. This statement requires revised and additional disclosures but will have no effect on the results of operations or the financial position of the Company.

In June of 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Under this statement, public companies will report financial and descriptive information about their operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998. This statement requires revised and additional disclosures but has no effect on the results of operations or the financial position of the Company. The Company considers its combined life insurance and annuity operations to be its only material operating segment.

In June of 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters beginning after June 30, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. Early application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS 133 shall not be applied retroactively. Management has not determined the impact of SFAS 133 on the financial position, results of operations, or liquidity of the Company at this time.

(6) Litigation Reserve

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

While the outcome of the litigation remains uncertain, the Company has estimated that a reasonable range of costs with respect to this litigation, including attorney fees, would be, on an after tax basis, $700,000 to $1.5 million. Accordingly, in the first quarter of 1998, the Company recorded an after tax reserve in the amount of $1.3 million ($2.0 million pretax - included in Other operating expenses) in connection with the lawsuit.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Forward-looking Information

Management's estimates, beliefs and anticipations in the following discussion and in Note 6 of the Notes to Interim Financial Statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Investors are cautioned that there are important factors that could cause actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to (1) risks and uncertainties relating to the pending tender offer by Nationwide Mutual

Insurance Company for shares of the Company's common stock and the pending merger of a subsidiary of Nationwide Mutual Insurance Company into and with the Company, including the risks that the tender offer and merger are not consummated; (2) heightened competition, particularly intensified price competition, the entry of new competitors from the financial services sector, and the creation of new products by competitors; (3) adverse state and federal legislation and regulations, including federal tax laws affecting individuals, changes in the taxation of insurance companies, federal legislation allowing the entry of new competitors from the financial services sector, and the regulation of product design and the marketing of those products; (4) changes in interest rates causing a reduction of investment income; (5) general economic and business conditions that are less favorable than expected; (6) unanticipated changes in industry trends; and (7) inaccuracies in assumptions regarding future morbidity, persistency, morality, and interest rates, and other risks detailed herein and from time to time in the Company's other reports.

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ALLIED Life Financial Corporation (ALFC) is an insurance holding company. The financial statements include the accounts of ALLIED Life Insurance Company (ALLIED Life), ALLIED Life Brokerage Agency, Inc. (ALBA), and ALLIED Group Merchant Banking Corporation (AGMB). ALLIED Life accounts for substantially all of the Company's operations and sells primarily universal life insurance, term life insurance, and annuity products.

The following table reflects ALLIED Life's production information and pretax operating results excluding realized investment gains (losses) and related amortization of deferred policy acquisition costs for the periods indicated.

                                                                Life Insurance Operations

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,

                                                   1998              1997              1998              1997

                                                                     (Dollars in thousands)
Production information
   Life insurance
     Face amount in force
       Directly produced by agents

         Universal Life                                                            $  4,459,617     $  4,485,388
         Term life                                                                    4,789,323        4,468,907
         Whole life                                                                      50,935           50,630

                                                                                      9,299,875        9,004,925

       Other                                                                            411,605          378,839

                                                                                   $  9,711,480     $  9,383,764
     Face amount of new life insurance sold
       Directly produced by agents

         Universal Life                         $     80,981     $    141,707      $    170,516     $    299,346
         Term life                                   267,916          358,491           566,670          630,678
         Whole life                                    1,282            2,723             3,582            4,479


                                                     350,179          502,921           740,768          934,503

     Other                                             2,241            1,475             4,048            3,249

                                                $    352,420     $    504,396      $    744,816     $    937,752

     Termination rate

       Universal Life                                   13.6%             6.4%             12.4%             6.6%
       Term life                                        17.2%            16.5%             16.9%            16.9%

   Annuities

     Account balance                                                               $    537,960     $    484,569

     First-year annuity premiums                $     12,945     $     18,933      $     32,638     $     32,957

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

                                                         Life Insurance Operations (Continued)


                                                      Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                       1998              1997             1998              1997

                                                                         (Dollars in thousands)
Profitability
Investment income                                 $   13,876       $   12,840        $   27,600        $  25,512

Interest credited on
     Annuities                                         7,342            6,437            14,624           12,858
     Universal life                                    2,662            2,488             5,281            4,944
     Other                                               108               89               181              215

         Total interest expense                       10,112            9,014            20,086           18,017

         Investment spread                             3,764            3,826             7,514            7,495

Fee income
     Universal life charges                            6,613            5,831            13,111           11,669
     Annuity surrender charges                           237              204               396              369

         Total fee income                              6,850            6,035            13,507           12,038

Other insurance income                                 2,852            2,552             6,028            4,724

         Adjusted insurance revenues                  13,466           12,413            27,049           24,257

Other expenses
     Amortization of deferred policy
       acquisition costs (1)                           2,689            2,486             5,075            4,922
     Commissions                                       1,173              805             2,207            1,493
     Other operating expenses                          1,846            1,730             3,749            3,322
     Administrative fees                                 196              127               379              247
     Litigation reserve                                 ----             ----             2,000             ----

         Total acquisition and operating
           expenses                                    5,904            5,148            13,410            9,984
     Death benefits, net                               3,342            1,968             5,324            4,294
     Other policyholder benefits, net                  1,386            1,353             3,530            2,751


         Total other expenses                         10,632            8,469            22,264           17,029

Income before income taxes and realized
   investment gains (losses) from
   insurance operations                           $    2,834       $    3,944        $    4,785        $   7,228


    (1)Excludes amortization of deferred policy acquisition costs resulting from net realized investment gains(losses).


PROPOSED MERGER WITH NATIONWIDE MUTUAL INSURANCE COMPANY

On June 3, 1998, the Company announced it had entered into a Merger Agreement with Nationwide that provides for the acquisition of all of the outstanding common stock of the Company by Nationwide pursuant to a tender offer at a price of $30.00 per share cash for its common stock (the "Offer") to be followed by the merger of an acquisition subsidiary of Nationwide with and into the Company, in which the shareholder (other than Nationwide, its acquisition subsidiary and shareholders validly exercising dissenters' rights of appraisal)

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

would receive $30.00 in cash per share (the "Merger"). The Board of Directors ("Board") had unanimously approved the Offer and had determined that the terms of the Offer and the Merger are fair to and in the best interest of the Company's stockholders. The Board unanimously recommended that the Company's stockholders accept the Offer and tender their shares. Nationwide's obligations to consummate the Offer and the Merger and to purchase and pay for the shares are subject to a number of conditions, including, without limitation, the condition that all insurance regulatory approvals necessary for Nationwide's acquisition of control of the Company and its insurance subsidiaries are obtained on terms and conditions reasonably satisfactory to Nationwide.

On June 10, 1998, Nationwide filed a Schedule 14D-1, a tender offer statement pursuant to Section 14 (D) (1) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission ("SEC"). On June 10, 1998, the Company filed a Schedule 14D-9, Solicitation/Recommendation Statement, with the SEC.

In conjunction with the tender offer by Nationwide, the Board of Directors of the Company, acting upon the recommendation of the Compensation Committee (Compensation Committee) of the Board, amended or approved of the adoption of several officer or employee related benefits.

Upon a change in control, both the Company's Executive Stock Option Plan and Long-Term Management Incentive Plan will automatically vest all participants who hold unexercised stock options. The options will be settled in cash computing the amount to pay using the tender offer price of $30 less the strike price on each option. The Company will not incur the expense for the cash settlement of the options until the change in control occurs and estimates the amount to be approximately $2.4 million.

The Compensation Committee approved of severance pay plans applicable to the Company's salaried and hourly employees as well as approved of the Company entering into separate severance agreements with executive officers and certain other employees of the Company. The severance pay plans will pay lump sum amounts and provide certain health benefits to employees and executive officers who are terminated, whose employment has been adversely affected, or who resign with the Company's approval following a change in control. The Company at this time can not estimate the amount of expense, if any, that will be incurred in relation to these severance plans.

The Compensation  Committee amended the Company's  Employee Stock Ownership Plan
(ESOP) to provide that employees in the ESOP will be fully vested in their accounts upon the occurrence of a change in control. Also, in the event of a change in control, the amendment provides that the Company will make an employer contribution to the ESOP in the form of cash equal to the value of certain minimum allocation requirements as defined by the plan for the plan year. The Company has determined that the additional expense to be incurred due to these amendments will be immaterial.

In the second quarter, the Company incurred merger related expenses, pre-tax, of $955,000. Included in these expenses are two items that were the result of Board of Director action. They include the amending of the Short Term Management Incentive Plan to provide that in the event of a change in control that certain bonus amounts will be paid to participants regardless of actual level of growth or earnings per share. This was done to account for the fact that the Company has incurred large expenses in regards to the proposed merger and there would be a remote possibility of earnings per share goals being reached. Also, the Board of Directors approved of a retention bonus plan to which each employee of the Company (excluding any officer of the Company or ALLIED Life) who remains in the Company's employ through November 30, 1998, will receive a bonus in the amount equal to such employee's bi-weekly base salary to be paid as soon as practicable after November 30, 1998 but not later than December 15, 1998.

Effective August 1, 1998, due to the pending merger, the Company suspended further purchases under its Employee Stock Purchase Plan, Outside Director Stock Purchase Plan and Dividend Reinvestment, and Stock Purchase Plan.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Consolidated revenues for the six months ended June 30, 1998 were $48.5 million, a 13.5% increase over the $42.7 million reported for the first six months of 1997. Investment income rose 8.2% to $27.6 million from $25.5 million.

For the second quarter only, consolidated revenues grew 11% to $24.3 million in 1998 from $21.9 million in 1997. Investment income rose 8.1% to $13.9 million from $12.9 million.

Operating income decreased 45.6% to $3.9 million from $7.3 million for the six months ended 1998 and 1997, respectively. Net income decreased 48.6% to $2.5 million ($0.36 per common share) from $4.8 million ($0.87 per common share) for the same time periods. These decreases were due to three factors. The Company incurred $955,000 in the second quarter for merger related expenses due to the Agreement and Plan of Merger with Nationwide Mutual Insurance Company. For further information on the merger see note 4 to Notes to Interim Consolidated Financial Statements. The Company also incurred higher than expected death benefits for the second quarter (see Life Insurance Operations below). Finally, during the first quarter of 1998, the Company established a $2.0 million reserve for potential litigation expenses (see note 6 to Notes to Interim Consolidated Financial Statements). Operating earnings per common share for the first six months of 1998 were $0.33 compared to $0.88 for the first six months of 1997.

For the second quarter only, operating income decreased 49.5% to $2.0 million from $3.9 million. Net income decreased to $1.1 million ($0.15 per common share) from $2.7 million ($0.50 per common share) for the same time periods. Operating earnings per common share for the second quarter of 1998 were $0.13 compared to $0.50 for the second quarter of 1997.

Life Insurance Operations

The following analysis of life insurance operations should be read with reference to the preceding tables.

Total life insurance in force grew 3.5% to $9.7 billion at June 30, 1998 from $9.4 billion at June 30, 1997. Growth was slowed by lower sales and a greater termination rate in relation to universal life insurance.

The face amount of new life insurance sold directly by agents through June 30, 1998 decreased 20.7% to $740.8 million from $934.5 million through June 30, 1997. The primary factor was a 43% decrease in the face amount of new universal life insurance sold to $170.5 million from $299.3 million. For the second quarter only, the face amount of new universal life insurance sold decreased 42.9% to $81 million from $141.7 million. Universal life policyholder account balances were up 6.8% to $202.7 million from $189.8 million.

The universal life termination rate will continue to run higher than historic levels for 1998 and 1999 as a result of higher expected lapses on the Champion Universal Life product which was sold in 1993 and 1994. About 50% of the Champion business was sold at a low term-like premium level, which increases to a more normal permanent life insurance premium level beginning after the fifth policy anniversary date. This block of business is expected to lapse at a higher rate as the customer is required to pay the higher premium levels. The minimum premium level Champion product was originally priced with a higher expected 6th year lapse ratio. The Company has an active conservation program to retain the minimum premium Champion business, which includes offering term life insurance products or a low minimum premium universal life policy.

The face amount of new term life insurance sold directly by agents decreased 10.2% to $566.7 million through June 30, 1998 from $630.7 million through June 30, 1997. For the second quarter only, the face amount of new term life insurance sold decreased 25.3% to $267.9 million from $358.5 million.

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

First-year annuity premiums decreased to $32.6 million through June 30, 1998 from $33 million through June 30, 1997. For the second quarter only, first year annuity premiums decreased 31.6% to $12.9 million from $18.9 million. The total annuity account balance increased 11% to $538 million at June 30, 1998 from $484.6 million at June 30, 1997.

The decrease in sales of life insurance and annuity premiums are due to the fact that merger related events leading up to the proposed Plan of Merger caused uncertainties in the minds of the field producers which resulted in new production for the quarter at less than expected levels. A series of meetings with agents are being held to address their questions, and management currently expects, after the close of the contemplated transaction, future new business to return to more historic levels.

Adjusted insurance revenues increased 11.5% to $27 million for the first six months of 1998 from $24.3 million for the first six months of 1997. The growth in annuity account balances permitted invested assets, on a cost basis, to increase by 9.0%. ALLIED Life's return on invested assets through June 30, 1998 decreased to 7.19% from 7.26% through June 30, 1997.

Investment spread for the first six months of 1998 and 1997 remained at $7.5 million. For second quarter 1998 and 1997 only, the investment spread remained at $3.8 million. Annual average interest-credited rates on universal life contracts decreased to 5.28% from 5.30% and on annuities increased to 5.54% from 5.41%.

Amortization of deferred policy acquisition costs for the first six months of 1998 and 1997 increased 3.1% to $5.2 million from $4.9 million. For the second quarter only, amortization of deferred policy acquisition costs increased 8.2% to $2.7 million from $2.5 million. Through the first six months other operating expenses increased 12.8% to $3.7 million from $3.3 million. For the second quarter only, operating expenses grew 6.7% to $1.8 million from $1.7 million.

Death benefits net of reinsurance for the first six months of 1998 and 1997 increased 24% to $5.3 million ($0.57 per common share) from $4.3 million ($0.46 per common share). For the second quarter only, death benefits net of reinsurance increased 69.8% to $3.3 million ($0.36 per common share) from $2 million ($0.21 per common share). Other policyholder benefits net of reinsurance increased 28.3% to $3.5 million from $2.8 million. For the second quarter only, they remained at $1.4 million.

In January, 1998 a lawsuit was filed by a policyholder of ALLIED Life related to a universal life insurance policy DAC tax (see note 5 to Notes to Interim
Consolidated Financial Statements). The outcome of the litigation remains uncertain but the Company established a reserve in the first quarter of 1998 of $2.0 million ($1.3 million after tax) to cover potential expenses related to the lawsuit.

ALLIED Life's operating income through June 30, 1998 and 1997 decreased 33.8% to $4.8 million from $7.2 million. For the second quarter only, operating income decreased 28.1% to $2.8 million from $3.9 million. For the year to date the Company has experienced higher death benefits which combined with the litigation reserve has caused operating income to be substantially lower. Higher death benefits and a lower investment spread are the main reasons operating income for the quarter is lower.

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

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)

The Company has assessed its computer systems as they relate to the year 2000 issue. The Company has formulated a plan which management believes will resolve the issue. This plan is being updated and revised as additional information becomes available. The Company currently has both internal personnel and external consultants implementing the plan and believes resources dedicated to the problem are sufficient. The Company believes that testing of the systems will be finalized before the year 2000 and should not have a significant effect on the Company's ability to conduct business in a reasonable fashion. The Company estimates that total external related costs still to be incurred related to the year 2000 issue will range between $400,000 and $900,000.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

Life insurance companies generally produce a positive cash flow from operations. Its adequacy is measured by the companies' liquidity. There should be sufficient cash to meet benefit obligations to policyholders and normal operating expenses as they are incurred and sufficient excess to help meet future policy benefit payments and to write new business. ALLIED Life's liquidity position continued to be favorable for the second quarter 1998 and cash inflows were at levels sufficient to meet its obligations.

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

For the first six months of 1998 the Company operations provided cash inflows of $11.8 million and financing activities provided cash inflows of $32.5 million. For the first six months of 1997 it was $6.6 million and $14.6 million, respectively. These inflows were used primarily to increase the Company's fixed maturity investment portfolio.

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

A source of cash flows for the holding company is dividend payments from ALLIED Life. Through the second quarter of 1998, the Company paid cash dividends on common stock of $619,000. ALLIED Life paid to the Company dividends of $1.1 million to fund the Company's dividend requirements and its note payment on the indebtedness to affiliates.

The Company has a line of credit agreement that provides additional liquidity. The agreement makes $25 million available through March 13, 1999. Interest is payable at a current rate upon issuance. From time to time, the Company has also borrowed funds from its affiliates on an arms-length basis. At June 30, 1998, the Company had outstanding borrowings of $17.6 million under the line of credit agreements and $2.1 million from affiliates.

Management anticipates that funds to meet the Company's short-term and long-term capital expenditures, cash dividends, and operating cash needs will come from existing capital and internally generated funds and believes the total is adequate to meet expected cash obligations. As of June 30, 1998, the Company had no material commitments for capital expenditures. As additional capital needs arise, the Company will consider taking on additional debt or issuing equity. Specific methods for meeting such needs will depend upon financial market conditions at the time.

                                     PART II

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders was held on May 5, 1998.

                   (b) James W. Callison and Dennis H. Kelly, Jr., were elected to serve as directors of the Company for a term of three years which expires in 2001. A current director whose term expires in 1999 is John E. Evans. Current directors whose terms expire in 2000 are Harold S. Evans and George D. Milligan.

                  (c) With respect to the voting on the election of directors:

                                         For        Withheld    Broker Non Votes
                   James W. Callison   6,459,943       710             0
                   Dennis H. Kelly Jr. 6,459,943       710             0

             (d)   None

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibit 2.1 - Agreement and Plan of Merger, dated June 3, 1998, among Nationwide Mutual Insurance Company, Nationwide Life Acquisition Corporation, and the Company, incorporated by reference to Exhibit 2 to the Schedule 14D-9 of the Company, dated June 10, 1998.

                   Exhibit 11  -  Statement re Computation of Per Share
                                  Earnings.

                   Exhibit 27  -  Financial Data Schedule

             (b) The  Company  filed two  reports  on Form 8-K during the second quarter ended June 30, 1998.

                          Items               Financial               Date
                        Reported             Statements               Filed


                         Item 5 -- Other         None             June 3, 1998

                         Item 5 -- Other         None             June 4, 1998


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALLIED Life Financial Corporation
                                           (Registrant)

Date: August 13, 1998       By:  /s/   Wendell P. Crosser
                           ----------------------------------------------
                           Wendell P. Crosser, Vice President and Treasurer
                  (Principal Financial Officer and Principal Accounting Officer)